Form 10QSB
period 1996-06-30
IL INTERNATIONAL INC
filed 1996-08-14
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

/  /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from_____________________to____________

                         Commission File number 0-14575

                              IL INTERNATIONAL INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                 06-1331343
 ------------------------------              ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

             400 Long Beach Boulevard, Stratford, Connecticut 06497
             -------------------------------------------------------
                    (Address of principal executive offices)

                               (203) 378-4000
             -------------------------------------------------------
                           (Issuer's telephone number)

                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [ x ]                              No [   ]

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes [ x ]                              No [   ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 13, 1996: 79,375,497 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format (Check one:)

           Yes [   ]                              No [ x ]

                               Page 1 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1996             1995
                                                     -----------    -----------
                   ASSETS
Current assets:

  Cash and cash equivalents                          $   213,703    $   686,215
  Trade accounts receivable, net                       2,321,667      2,512,104
  Inventories, net                                     3,323,880      2,337,470
  Deferred taxes                                         487,675        295,329
  Other current assets                                   491,397        237,439
                                                     -----------    -----------

     Total current assets                              6,838,322      6,068,557

Plant and equipment, net                                 877,858        818,366
Intangibles, net                                          58,144         80,453
Other assets                                              60,532         59,329
                                                     -----------    -----------

     Total Assets                                    $ 7,834,856    $ 7,026,705
                                                     ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

  Short-term debt                                    $ 1,144,182    $   473,327
  Current installments of long-term debt                  36,499         37,896
  Accounts payable                                     1,817,355      1,423,778
  Income taxes payable                                     4,471         27,126
  Other accrued liabilities                            1,331,086      1,325,256
                                                     -----------    -----------

     Total current liabilities                         4,333,593      3,287,383

Long-term debt, excluding current installments            46,800         62,849
Other liabilities                                        507,076        479,561
                                                     -----------    -----------

     Total Liabilities                                 4,887,469      3,829,793
                                                     -----------    -----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized 100,000,000 shares;
     issued 79,375,497 shares                            793,755        793,755
 Additional paid-in capital                            2,231,065      2,228,571
 Retained earnings                                       314,303        661,982
 Foreign currency translation adjustments               (327,883)      (423,543)
 Treasury stock at cost
   - 2,554,113 common shares                             (63,853)       (63,853)
                                                     -----------    -----------

     Total stockholders' equity                        2,947,387      3,196,912
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity      $ 7,834,856    $ 7,026,705
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                               Page 2 of 14 pages


                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                             Six months ended June 30,            Quarter ended June 30,
                               1996             1995              1996              1995
                            ----------       ----------        ----------        ----------
Net sales                   $4,849,273       $5,317,233        $2,276,414        $2,438,189
Cost of sales                2,796,230        2,895,249         1,405,824         1,369,870
                            ----------       ----------        ----------        ----------

Gross profit                 2,053,043        2,421,984           870,590         1,068,319
Selling, general and
  administrative
  expenses                   2,536,927        2,279,110         1,341,065         1,070,656
                            ----------       ----------        ----------        ----------

Operating
  income (loss)               (483,884)         142,874          (470,475)          (10,337)

Other income (expense):
  Interest income                4,308            5,805             1,903             2,633
  Interest expense             (34,341)         (25,164)          (22,810)          (13,990)
                            ----------        ---------        ----------        ----------

Profit (loss) before
  income taxes                (513,917)         123,515          (491,382)          (21,694)
Income taxes                  (166,238)          79,317          (157,289)           (5,291)
                            ----------       ----------        ----------        ----------

Net income (loss)           $ (347,679)      $   44,198        $ (334,093)       $  (16,403)
                            ==========       ==========        ==========        ==========


Earnings (loss)
  per common share:         $  (0.0045)      $   0.0006        $  (0.0043)       $  (0.0002)
                            ==========       ==========        ==========        ==========


Weighted average
  number of common
  shares outstanding:       76,821,384       76,821,384        76,821,384        76,821,384
                            ==========       ==========        ==========        ==========





                                        Page 3 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six months ended
                                                            June 30
                                                   -------------------------
                                                       1996          1995
                                                    ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                 $(347,679)    $  44,198

  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
    Depreciation and amortization                     187,111       146,056
    Other                                              13,006       149,763

    Change in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                     267,983       289,682
        Inventories                                  (919,671)     (474,308)
        Other current assets                         (429,899)       (4,525)
        Other long-term assets                            515            53
      Increase (decrease) in:
        Accounts payable                              344,807      (391,340)
        Income taxes payable                          (23,577)      (37,393)
        Other accrued liabilities                      (2,838)     (103,663)
                                                    ---------     ---------

  Net cash used in operating activities:             (910,242)     (381,477)
                                                    ---------     ---------

Cash flows from investing activities:
  Additions to plant and equipment, net              (192,668)      (94,804)
  Additions to intangibles                             (1,151)       (8,124)
                                                    ---------     ---------

  Net cash used in investing activities              (193,819)     (102,928)
                                                    ---------     ---------

Cash flows from financing activities:
  Increase in short-term debt                         641,922       364,273
  Increase in long-term debt                             -            6,344
  Payments of long-term debt                          (19,435)       (8,984)
                                                    ---------     ---------

  Net cash provided by financing activities           622,487       361,633
                                                    ---------     ---------

Effect of exchange rate changes on cash                 9,062        (3,566)
                                                    ---------     ---------

Net decrease in cash and cash equivalents            (472,512)     (126,338)
Cash and cash equivalents at beginning of year        686,215       349,538
                                                    ---------     ---------

Cash and cash equivalents at end of period          $ 213,703      $ 223,200
                                                    =========      =========


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                        $  22,643     $  12,758
    Income taxes                                       35,894         9,492

See accompanying notes to condensed consolidated financial statements.

                               Page 4 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1996

NOTE 1 - Background

     IL International Inc. (the "Company") was incorporated in June 1991 in connection with the Amended Plan of Reorganization (the "Plan") of Chartwell Group Ltd. ("Chartwell") and CGL Finance, Inc., a wholly owned subsidiary of Chartwell. The Company is the successor corporation to Chartwell. The Company's two operating subsidiaries are Italiana Luce S.r.l. ("Italiana Luce") and IL USA Inc. ("IL USA").

NOTE 2 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Forms 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995.

NOTE 3 - Fresh Start Accounting

     Effective December 1, 1991, the Company implemented the accounting for entities emerging from Chapter 11 and reorganization as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants ("Fresh Start Accounting"). Under this method, all assets and liabilities were restated to reflect the emergence equity value of the reorganized entity which was determined to be $2,000,000.

     In accordance with the provisions of Statement of Position 90-7, the excess of the carrying value of the assets of the Company immediately prior to its reorganization over the emergence equity value of the entity was utilized to reduce the carrying values of the non-current assets as of the Effective Date by $1,106,220.

                               Page 5 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1996
                                   (Continued)

Consequently, depreciation and amortization charges in the income statement in subsequent years, principally 1992 through 1996, will be less than they would otherwise have been by a cumulative amount equal to the amount of the write-down (as adjusted for exchange rate changes).

NOTE 4 - Impairment

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the carrying amounts of the respective assets if the expected future cash flows are less than the book value.

NOTE 5 - Accounting for Stock-Based Compensation Plans

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which defines the fair value based method of accounting for an employee stock option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, it must provide a pro forma disclosure of net income and earnings per share, as if the fair value based method has been applied.

     SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. At present, the Company does not have any stock-based compensation plans. However, it is currently anticipated that the Company will account for any stock-based compensation plan it introduces in the future under the intrinsic method and will make the appropriate pro forma disclosures. Therefore, SFAS No. 123 is

                               Page 6 of 14 Pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1996
                                   (Continued)

not expected to have any effect on the Company's consolidated financial statements.

NOTE 6 - Inventories

          The components of inventory consist of the following:

                                                           June 30,
                                                             1996
                                                         ----------
  Raw materials                                          $1,225,478
  Work-in-progress                                          535,860
  Finished goods                                          1,562,542
                                                         ----------

                                                         $3,323,880
                                                         ==========

NOTE 7 - Earnings (Loss) Per Common Share

     Earnings (loss) per common share is based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury.

NOTE 8 - Income Taxes

     The provision for income taxes is computed on the basis of financial statement income. Deferred taxes result from temporary differences between the amounts reported for financial statement and income tax purposes. These temporary differences give rise to deferred tax assets.

     In view of the uncertainty as to whether its North American operations will generate sufficient taxable income to utilize any of the deferred tax assets available in the United States, the Company has set up an allowance equal to 100% of the value of such deferred assets, inclusive of the full amount of the available loss carryforwards. The deferred taxes reported on the balance sheet relate only to the Italian operations of the Company.

NOTE 9 - Pre-Reorganization Tax Benefits

     The Company has available to it certain tax benefits which arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the

                               Page 7 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1996
                                   (Continued)

consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized. For the six months ended June 30, 1996 and 1995, $1,661 and $72,560, respectively, arising from the utilization of such unrecorded tax assets have been reported as direct additions to paid-in capital.

     Additional paid-in capital has also been credited in the six months ended June 30, 1996 and 1995 with $833 and $24,384, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.

                               Page 8 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Management's Discussion and Analysis or Plan of Operation:

Results of operations

     The Italian lira exchange rates used for the conversion of the statements of operations were the weighted average rates of exchange versus the U.S. dollar during the respective periods. The exchange rates used for the six months ended June 30, 1996 and June 30, 1995 were Lit. 1,564 and Lit. 1,649, respectively. For the quarters ended June 30, 1996 and June 30, 1995, the exchange rates used were Lit. 1,554 and Lit. 1,664, respectively. The variation in the rates of exchange in the periods under review has the effect of increasing the reported dollar amounts for the current quarter and the year to date by 6.76% and 5.2%, respectively, as compared to the comparable periods in the prior year. Balance sheet items have been converted at the end of period rates of exchange. On June 30, 1996, the spot rate for the lira was Lit. 1,534 versus the dollar; at December 31, 1995 it was Lit. 1,588.

     Net sales of the Company for the quarter ended June 30, 1996 were $2,276,414, 6.7% less than net sales of $2,438,189 for the quarter ended June 30, 1995. Adjusting for the exchange rate change, net sales for the quarter ended June 30, 1996 were 11.4% less than those for the comparable period in 1995.

     Sales of Italiana Luce, when expressed in lire, fell 14.5% during the second quarter of 1996 versus 1995. While sales in Italy were down only marginally as compared to the prior year, sales to the rest of Europe were negatively affected both by the prolonged weakness in consumer demand in the Company's major export markets as well as the strengthening of the lira against most other major currencies.

     Sales in North America during the quarter were level with those in the prior year. Continued growth in the sales of Italiana Luce and Foscarini products were offset primarily by a drop in the sales of the Rialto line which last year benefited from a major delivery to the Olympic Village in Atlanta, Georgia.

     Net sales of the Company for the six months ended June 30, 1996 were $4,849,273, 8.8% less than net sales of $5,317,233 for the six months ended June 30, 1995. Adjusting for the exchange rate change, net sales for the six months ended June 30, 1996 were 12.6% less than those for the comparable period in 1995. Sales of Italiana Luce, when expressed in lire, fell by 17.6%; sales of IL USA rose by 7.7%. The Euroluce lighting fair was held in April. Traffic at the fair was reported to have been up substantially as compared to the previous exhibition in 1994. In the short term, the Company's sales may have been hurt as retailers curtailed their purchases until after reviewing the new product introductions. Orders written by the Company at the fair were ahead of 1994.

                               Page 9 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

     Gross profit as a percent of net sales was 38.2% for the quarter ended June 30, 1996, compared to 43.8% for the quarter ended June 30, 1995. For the six months ended June 30, 1996, gross profit was 42.3% of net sales versus 45.5% for the same period in 1995. The decrease in the percentage gross profit margin in 1996 was due principally to the lower sales revenue recorded by Italiana Luce and the higher cost of imports into the United States as a result of the stronger lira. In addition, during the second quarter Italiana Luce increased its level of price promotions in an effort to boost volume.

     Selling, general and administrative expenses were 58.9% and 52.3% of net sales for the quarter and six months, respectively, ended June 30, 1996 compared to 43.9% and 42.9%, respectively, for the comparable periods in 1995. These significant increases in the percentages of net sales were attributable to three factors: the strengthening of the lira, an increase in the advertising and promotional expenses during the second quarter due to participation in the important Euroluce fair which is held every other year, and the lower sales volume. The most important of these factors has been the strengthening of the lira which began in late 1995. As the lira fell during most of 1995, Italiana Luce recorded foreign exchange gains when converting receipts from its foreign customers into lire. Now that the lira is strengthening this trend has been reversed. As a result, expenses for the six months ended June 30, 1996 were approximately $120,000 greater than in the prior year due to the swing from realized foreign exchange gains to realized foreign exchange losses.

     The strengthening of the lira has also resulted in an increase in the reported dollar amounts of the selling, general and administrative expenses for the three and six months ended June 30, 1996. If these expenses were converted at the applicable 1995 rates they would be $57,000 and $101,000, respectively, less than reported. Excluding all the foreign exchange effects and the marketing costs associated with Euroluce, expenses in 1996 were less than in the prior year.

     Given projected market conditions in Europe for the rest of 1996, management considers it unlikely that the Company will be able to achieve a taxable profit for the year. Consequently, the income tax credit of $166,238 for the six months ended June 30, 1996 does not include any tax shield in respect of ILOR, the smaller of the two Italian income taxes, since ILOR does not permit any net operating loss carryforwards.

                              Page 10 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Liquidity and Capital Resources

     The Company's current major source of financing is its short term lines of credit with certain Italian banks. The Company uses these facilities primarily to fund its seasonal needs. The lines of credit total Lit. 5.5 billion ($3.6 million when converted at the end of period rate of exchange) of which Lit.
1.755 billion ($1.144 million) had been drawn down at June 30, 1996.

     The persistent economic problems in the Company's major European markets continues to be cause for concern. Nevertheless, the Company presently believes that cash generated from operations during 1996, supplemented by the amounts available under its short-term lines of credit, will be sufficient to finance adequately its existing operations, and that cash generated from future operations will provide it with adequate liquidity for the foreseeable future.

                               Page 11 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 23, 1996.

     (b)  Not applicable because:

          (i) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated April 22, 1996; and (iii) all such nominees were elected.

     (c)  The matters voted upon at the Meeting were as follows:

          (i) The election of five directors of the Company.

               Keith G. Frey

               FOR                       70,562,451
                                         ----------
               WITHHOLD AUTHORITY         3,102,587
                                         ----------
               Luigi Giroletti

               FOR                       70,564,624
                                         ----------
               WITHHOLD AUTHORITY         3,100,414
                                         ----------
               Michel F. Leemans

               FOR                       70,564,624
                                         ----------
               WITHHOLD AUTHORITY         3,100,414
                                         ----------
               Thomas R. Reardon

               FOR                       70,564,624
                                         ----------
               WITHHOLD AUTHORITY         3,100,414
                                         ----------

               Lewis G. Singer

               FOR                       70,564,624
                                         ----------
               WITHHOLD AUTHORITY         3,100,414
                                         ----------

                               Page 12 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders. (Continued).

          (ii) A proposal to ratify the Board of Director's selection of Grant Thornton to serve as the Company's independent accountants for 1996.

               FOR                        70,676,988
                                          ----------
               AGAINST                     2,953,240
                                          ----------
               ABSTENTIONS AND
                 BROKER NON-VOTES             34,810
                                          ----------

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1996.





                               Page 13 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IL INTERNATIONAL INC.
                                         ---------------------
                                              (Registrant)

  August 13, 1996                       By  /s/ Keith G. Frey
                                         ---------------------
                                                Keith G. Frey
                                                Vice President, Finance and
                                                Administration and Chief
                                                Financial Officer

                               Page 14 of 14 pages