Form 10QSB
period 1996-09-30
IL INTERNATIONAL INC
filed 1996-11-12
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

     For the transition period from______________ to______________

                         Commission File number 0-14575

                              IL INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                 06-1331343
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

             400 Long Beach Boulevard, Stratford, Connecticut 06497
                    (Address of principal executive offices)

                                 (203) 378-4000
                           (Issuer's telephone number)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   x                                 No ______

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes   x                                 No ______


  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 8, 1996: 79,375,497 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format (Check one:)

           Yes ______                             No   x


                               Page 1 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   September 30,    December 31,
                                                      1996             1995
                                                   ----------       ----------
                   ASSETS
Current assets:
  Cash and cash equivalents                        $  283,868       $  686,215
  Trade accounts receivable, net                    2,250,891        2,512,104
  Inventories, net                                  3,182,068        2,337,470
  Deferred taxes                                      585,437          295,329
  Other current assets                                454,246          237,439
                                                   ----------       ----------

     Total current assets                           6,756,510        6,068,557

Plant and equipment, net                              925,255          818,366
Intangibles, net                                       45,690           80,453
Other assets                                           61,019           59,329
                                                   ----------       ----------

     Total Assets                                  $7,788,474       $7,026,705
                                                   ==========       ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                  $2,027,740       $  473,327
  Current installments of long-term debt               36,911           37,896
  Accounts payable                                  1,045,073        1,423,778
  Income taxes payable                                  5,039           27,126
  Other accrued liabilities                         1,305,872        1,325,256
                                                   ----------       ----------

     Total current liabilities                      4,420,635        3,287,383

Long-term debt, excluding current installments         37,401           62,849
Other liabilities                                     506,435          479,561
                                                   ----------       ----------

     Total Liabilities                              4,964,471        3,829,793
                                                   ----------       ----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized 100,000,000 shares;
     issued 79,375,497 shares                         793,755          793,755
 Additional paid-in capital                         2,231,071        2,228,571
 Retained earnings                                    171,633          661,982
 Foreign currency translation adjustments            (308,603)        (423,543)
 Treasury stock at cost
   - 2,554,113 common shares                          (63,853)         (63,853)
                                                   ----------       ----------

     Total stockholders' equity                     2,824,003        3,196,912
                                                   ----------       ----------

     Total Liabilities and Stockholders' Equity    $7,788,474       $7,026,705
                                                   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                               Page 2 of 12 pages



                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                    Nine months ended                            Quarter ended
                                                     September 30,                               September, 30,
                                              1996                  1995                  1996                   1995
                                              ----                  ----                  ----                   ----

Net sales                               $  6,851,132           $  7,443,631           $  2,001,859           $  2,126,398
Cost of sales                              3,990,496              4,042,195              1,194,266              1,146,946
                                        ------------           ------------           ------------           ------------

Gross profit                               2,860,636              3,401,436                807,593                979,452
Selling, general and
  administrative
  expenses                                 3,545,982              3,313,705              1,009,055              1,034,595
                                        ------------           ------------           ------------           ------------

Operating
  income (loss)                             (685,346)                87,731               (201,462)               (55,143)

Other income (expense):
  Interest income                              5,694                  9,033                  1,386                  3,228
  Interest expense                           (66,510)               (43,982)               (32,169)               (18,818)
                                        ------------           ------------           ------------           ------------

Profit (loss) before
  income taxes                              (746,162)                52,782               (232,245)               (70,733)
Income taxes                                (255,813)                49,648                (89,575)               (29,669)
                                        ------------           ------------           ------------           ------------

Net income (loss)                       $   (490,349)          $      3,134           $   (142,670)          $    (41,064)
                                        ============           ============           ============           ============


Earnings (loss)
  per common share:                     $    (0.0064)          $     0.0001           $    (0.0019)          $    (0.0005)
                                        ============           ============           ============           ============


Weighted average
  number of common
  shares outstanding:                     76,821,384             76,821,384             76,821,384             76,821,384
                                        ============           ============           ============           ============

                               Page 3 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                    ------------------------
                                                          1996          1995
                                                          ----          ----
Cash flows from operating activities:
  Net income (loss)                                   $(490,349)    $   3,134

  Adjustments to reconcile  net income  (loss) to
     net cash provided by operating activities:
    Depreciation and amortization                       270,139       213,432
    Other                                                 7,289       129,625

    Change in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                       354,925       314,244
        Inventories                                    (763,946)     (375,812)
        Other current assets                           (487,091)       55,580
        Other long-term assets                              390         8,257
      Increase (decrease) in:
        Accounts payable                               (437,641)     (821,496)
        Income taxes payable                            (23,202)      (32,226)
        Other accrued liabilities                       (20,067)     (102,858)
                                                     ----------     ---------

  Net cash used in operating activities:             (1,589,553)     (608,120)
                                                     ----------     ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                (303,265)     (189,690)
  Additions to intangibles                               (1,624)      (23,325)
                                                      ---------     ---------

  Net cash used in investing activities                (304,889)     (213,015)
                                                      ---------     ---------

Cash flows from financing activities:
  Increase in short-term debt                         1,506,129       827,430
  Increase in long-term debt                               -           38,366
  Payments of long-term debt                            (28,333)      (11,671)
                                                      ---------     ---------

  Net cash provided by financing activities           1,477,796       854,125
                                                      ---------     ---------

Effect of exchange rate changes on cash                  14,299        (1,746)
                                                      ---------     ---------

Net increase (decrease) in cash
  and cash equivalents                                 (402,347)       31,244
Cash and cash equivalents at beginning of year          686,215       349,538
                                                      ---------     ---------
Cash and cash equivalents at end of period            $ 283,868     $ 380,782
                                                      =========     =========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest                                          $  39,512     $  24,521
    Income taxes                                         36,666        13,665

See accompanying notes to condensed consolidated financial statements.

                               Page 4 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1996


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

     Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

                               Page 5 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1996
                                   (Continued)

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

     SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. At present, the Company does not have any stock-based compensation plans. However, it is currently anticipated that the Company will account for any stock-based compensation plan it introduces in the future under the intrinsic method and will make the appropriate pro forma disclosures. Therefore, SFAS No. 123 is

                               Page 6 of 12 Pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1996
                                   (Continued)

not expected to have any effect on the Company's consolidated financial statements.

NOTE 6 - Inventories

              The components of inventory consist of the following:

                                                        September 30,
                                                             1996
                                                        -----------
  Raw materials                                          $1,321,733
  Work-in-progress                                          625,817
  Finished goods                                          1,234,518
                                                         ----------

                                                         $3,182,068
                                                         ==========

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

NOTE 9 - Pre-Reorganization Tax Benefits

     The Company has available to it certain tax benefits which arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the

                               Page 7 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1996
                                   (Continued)

consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized. For the nine months ended September 30, 1996 and 1995, $0 and $36,444, respectively, arising from the utilization of such unrecorded tax assets have been reported as direct additions to paid-in capital.

     Additional paid-in capital has also been credited in the nine months ended September 30, 1996 and 1995 with $840 and $23,953, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.

                               Page 8 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Management's Discussion and Analysis or Plan of Operation:

Results of operations

     The Italian lira exchange rates used for the conversion of the statements of operations were the weighted average rates of exchange versus the U.S. dollar during the respective periods. The exchange rates used for the nine months ended September 30, 1996 and September 30, 1995 were Lit. 1,552 and Lit. 1,637, respectively. For the quarters ended September 30, 1996 and September 30, 1995, the exchange rates used were Lit. 1,521 and Lit. 1,611, respectively. The variations in the rates of exchange in the periods under review have the effect of increasing the reported dollar amounts for the current quarter and the year to date by 5.6% and 5.2%, respectively, as compared to the same periods in the prior year. Balance sheet items have been converted at the end of period rates of exchange. On September 30, 1996, the spot rate for the lira was Lit. 1,523 versus the dollar; at December 31, 1995 it was Lit. 1,588.

     Net sales of the Company for the quarter ended September 30, 1996 were $2,001,859, 5.9% less than net sales of $2,126,398 for the quarter ended September 30, 1995. Adjusting for the exchange rate change, net sales for the quarter ended September 30, 1996 were 9.6% less than those for the comparable period in 1995.

     Sales of Italiana Luce, when expressed in lire, fell 15.7% during the third quarter of 1996 versus 1995. While sales in Italy were down only marginally, sales to the rest of Europe continued well below the levels achieved in the prior year.

     Sales in North America during the quarter rose 11.4% as compared to the prior year with most of the growth coming from the Foscarini fixtures where the Company is having continued success in expanding the number of stores carrying the line and increasing sales through existing stockists.

     Net sales of the Company for the nine months ended September 30, 1996 were $6,851,132, 8.0% less than net sales of $7,443,631 for the nine months ended September 30, 1995. Adjusting for the exchange rate change, net sales for the nine months ended September 30, 1996 were 11.8% less than those for the comparable period in 1995. Sales of Italiana Luce, when expressed in lire, fell by 17.1%. Consumer confidence in the Company's major European markets has been at a low level for much of the past eighteen months as governments struggle to curb expenditures on their generous social programs, notwithstanding high unemployment, in order to reduce their deficits so as to meet the criteria set for joining the proposed common European currency. The strengthening of the lira this year against most other major currencies has further dampened demand outside Italy. Sales of IL USA rose by 8.9% with growth

                               Page 9 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
being concentrated in the Italiana Luce and Foscarini lines.

     Gross profit as a percent of net sales was 40.3% for the quarter ended September 30, 1996, compared to 46.1% for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, gross profit was 41.8% of net sales versus 45.7% for the same period in 1995. The decrease in the percentage gross profit margin in 1996 was due principally to the lower sales revenue recorded by Italiana Luce and the higher cost of imports into the United States as a result of the stronger lira. In addition, Italiana Luce has increased its price promotions in an effort to boost volume and reduce inventory.

     Selling, general and administrative expenses were 50.4% and 51.8% of net sales for the quarter and nine months, respectively, ended September 30, 1996 compared to 48.7% and 44.5%, respectively, for the comparable periods in 1995. Excluding the foreign exchange effects of the changing value of the lira, expenses were flat for both the three months and nine months ended September 30, 1996 with legally mandated increases in salaries in Italy and a substantial rise in advertising costs being offset by reductions in promotional and variable selling expenses.

     Given projected market conditions in Europe for the rest of 1996, management does not believe that the Company will achieve a taxable profit for the year. Consequently, the income tax credit of $255,813 for the nine months ended September 30, 1996 does not include any tax shield in respect of ILOR, the smaller of the two Italian income taxes, since ILOR does not permit any net operating loss carryforwards.

Liquidity and Capital Resources

     The Company's current major source of financing is its short term lines of credit with certain Italian banks. The Company uses these facilities primarily to fund its seasonal needs. The lines of credit total Lit. 6.1 billion ($4.0 million when converted at the end of period rate of exchange) of which Lit.
3.089 billion ($2.027 million) had been drawn down at September 30, 1996.

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

                               Page 10 of 12 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                               Page 11 of 12 pages

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

                                         IL INTERNATIONAL INC.
                                         ---------------------
                                              (Registrant)

  November 8, 1996                      By  /s/ Keith G. Frey
                                           ----------------------------
                                            Keith G. Frey
                                            Vice President, Finance and
                                            Administration and Chief
                                            Financial Officer

                               Page 12 of 12 pages