Form 10KSB
period 1996-12-31
IL INTERNATIONAL INC
filed 1997-03-31
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

/ x / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1996

/  /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from _______________ to __________________

                         Commission File number 0-14575

                              IL INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

          Delaware                                 06-1331343
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

   400 Long Beach Boulevard,
    Stratford, Connecticut                           06497
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number (203) 378-4000

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, $.01 par value
                                (Title of class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

           Yes  / x /                              No /   /

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

                                Page 1 of 45 pages
                             Exhibit Index at page 43

            The issuer's revenues for its most recent fiscal year were $9,735,494.

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

            Aggregate market value as of March 21,
            1997.................$476,250

            Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes  / x /                      No /   /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Common stock, $.01 par value, as of March 21,
            1997.............. 79,375,497 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

            List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-KSB into which the document is incorporated:

            Part III -- Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 22, 1997.

            Transitional Small Business Disclosure Format (Check one:)

           Yes /  /                           No  / x /

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

            IL International Inc. (the "Company") was incorporated in Delaware on June 13, 1991.

            The Company's business, transacted through its operating subsidiaries, is the design, marketing and distribution worldwide of contemporary lamps and lighting products.

Operating Units

            Italiana Luce and IL USA, Inc. (formerly known as "PAF USA, Inc."), a Delaware corporation ("IL USA"), are the Company's two operating subsidiaries. Italiana Luce, which is based in Settimo Milanese, a suburb of Milan, Italy, designs, markets and distributes worldwide high quality contemporary lamps and lighting products. Italiana Luce's products are manufactured by a network of subcontractors, some of which work almost exclusively for Italiana Luce, using molds and machinery owned by Italiana Luce. IL USA is the exclusive distributor of Italiana Luce's products in the United States and Canada.

            Incorporated in 1975, Italiana Luce shipped its first products, principally classic hand-blown Venetian glass lamps, in early 1979. In 1984, Italiana Luce introduced the first of its modern design lamps and began to phase out its traditional product line. In 1993, a new line of traditionally designed, high quality, hand-blown lamps was marketed under the Le Stelle trade name.

            Italiana Luce currently sells 42 collections of lighting products consisting of about 360 line items. In the United States the suggested retail prices of these fixtures range from $95 to $1,600 with an estimated weighted average list price of $300. Actual selling prices in the United States are commonly 20% or more below the suggested retail prices. Prices of these products are generally higher in the rest of the world.

            In 1993, IL USA acquired distribution rights in North America for certain lighting products of contemporary design produced by two non-affiliated Italian lighting manufacturers, Nemo S.r.l. and Effetre Industriale S.p.A. In October 1994, IL USA also began to distribute in the United States a line of lighting products produced by Foscarini Murano S.p.A. ("Foscarini"). Besides its contemporary line of lighting fixtures featuring very high quality hand-blown Venetian glass, Foscarini offers an array of classic custom designed chandeliers. In sum, these three lines consist of 54 collections of lighting products or about 400 line items (excluding custom-made products). The fixtures have suggested retail selling prices which range from $85 to $2,790 with an estimated weighted average list price of $350.

Industry Segments

            The Company operates within the lighting segment of the interior furnishings market. Sales are made principally to the residential sector of the market. The Company considers its present product line to comprise a single industry segment.

Design

            The Company's design policy is to develop innovative contemporary lighting products directed at the high-end of the lighting market. The Company does not have an in-house design group but instead develops its designs in close cooperation with a small group of top architects and designers recognized for their excellence in the field of modern design. In order to assure that new product development is directly focused on market needs, the Company outlines for its designers current market trends both in design and material content, identifies product niches, and sets price guidelines. The majority of the designers create lighting products exclusively for the Company. The "Italiana Luce Collection" has been created principally by Italian designers such as Mario Barbaglia, Marco Colombo and Stefano Marcato. Prominent German and French designers such as Ferdinand Porsche and Sacha Ketoff have also designed products for the Company. Italiana Luce's products have been exhibited in various museums of modern art in Europe, the United States and South America. They have also been highly acclaimed by contemporary design periodicals throughout the world.

Marketing

            The majority of the Company's products are sold in Western Europe where the top three markets are Italy, Germany and France. Sales in the United States and Canada account for close to 25% of worldwide sales when expressed in U.S. dollars. The Company also sells its products in Japan, Australia and certain countries in South America. Products are distributed to the retail consumer through independent stores, furniture stores, department stores and mail order houses. Fixtures are also sold directly to contractors, purchasing agents, architects and designers for use in commercial applications such as offices, hospitality centers and restaurants.

            The residential markets around the world for high-end lighting fixtures of contemporary design have been very soft for the past few years while the contract market has seen some growth over the same period. As a result, the Company has taken steps in recent times to increase its presence in the contract market. It is estimated that currently less than 10% of the Company's sales are made directly to the contract market. An additional unquantifiable volume of sales is made to third parties who themselves sell the products into the contract market.

            The Company's products are sold in Italy through a network of independent sales representatives. In other countries in Europe sales are made on an exclusive basis either through a local distributor or through an importing agent. In the United States, the products are sold through independent sales agent organizations hired by IL USA. IL USA sells its products to a Canadian distributor for distribution throughout Canada.

            The Company's marketing strategy is directed primarily at the residential segment of the lighting market. Marketing efforts of the sales representatives, who call principally on retail outlets, are supplemented by promotional programs, including catalogue mailings, incentive plans, attendance at trade shows, and national advertising through trade and popular interior design publications. The generally weak economies in Europe in recent years have negatively affected the Company's sales and cash flow. To conserve its resources, the Company has advertised only sparingly in the past three years. Instead, the Company has increased the level of its promotional activities to the trade.

Competition

            In each of the countries in which the Company markets its products, the residential lighting sector of the interior furnishings industry is highly competitive and fragmented, with many hundreds of companies operating within it. The Company's major worldwide competitors in the high-end, contemporary lighting sector of the interior furnishings market are Artemide, Flos, Leucos and Arte Luce. Other competitors in the United States include George Kovacs and Koch & Lowy. Some of the Company's competitors have greater financial and operating resources than the Company. In addition, there is strong competition from imports from the Far East which are priced substantially lower than the Company's products, are often very similar in design, and are generally of a lower quality.

            The Company believes its principal competitive advantages to be its superior design capability, the Italian provenance of its products, the brand name recognition of its products in the trade, and its professional management.

Seasonality

            Because it is the custom in Italy, as it is in much of Europe, to shut down operations during the month of August, shipments for the third quarter of the calendar year have historically accounted for approximately 15% of total annual sales. The first and fourth quarters of the year have in recent years each accounted for approximately 30% of total annual sales.

Sources of Supply

            The primary materials used by the Company are metal, technopolymer and glass. These materials are in plentiful supply and are available from many sources throughout Europe. The Company has not experienced any material delays in the delivery of any of these items in recent years.

Principal Customers

            The Company's five largest customers account, in the aggregate, for less than 5% of its total sales.

Patents and Trademarks

            The Company has patents and trademarks in many countries on the design of certain of its products. In those countries in which the Company has significant sales, these patents and trademarks expire between 2006 and 2010.

Restructuring of Italiana Luce

            Confronted with continued weak demand for its products in every major market in continental Europe and with no prospect of any improvement during 1997, the Company determined that more radical cost cutting measures than those implemented over the past few years were necessary. Consequently, the following actions have been taken:

1. After protracted negotiations with the national body representing its employees in Italy the Company terminated nine of its workforce, equivalent to thirty percent of its headcount, effective February 14, 1997. The Company agreed to pay each terminated employee a lump sum equal to between five and seven months salary.

2. Compensation of the Company's officers and directors was cut by about 30%, commencing January 1, 1997 and a bonus arrangement with one of its officers and directors was eliminated.

3. Effective April 1, 1997, Italiana Luce will relinquish approximately 13,000 square feet of its current warehouse space.

4. The Le Stelle line of traditional Venetian-style lighting fixtures will be closed out during 1997 to enable the Company to focus on its core business. It is anticipated that the inventory will be sold at or above its carrying value plus estimated selling costs.

            The annual savings accruing from this major restructuring are estimated to be about Lit. 770 million or approximately $500,000 when converted at the average 1996 exchange rate.

Employees

            At December 31, 1996, the Company had 36 employees of whom 21 were employed in executive, management, sales, administrative, and clerical positions and 14 in warehousing, shipping, assembly and technical support. In connection with the restructuring of Italiana Luce, nine employees were terminated during February 1997 thereby reducing the total headcount to 27 employees.

            Manufacture of the Company's products is undertaken by small independent subcontractors in Italy. Each subcontractor produces a limited number of the Company's products. For many of the larger selling volume items, the Company has two or more sources of supply.

            Although the Company has no collective bargaining arrangements, all of its employees in Italy are covered by broad national wage and benefit agreements mandated by various agencies of the Italian central government. The Company considers its employee relations to be good.

Foreign and Domestic Operations

            A summary of the Company's operations by geographical area for the years ended December 31, 1996 and 1995 is as follows:

                                Years Ended December 31,
                                  1996          1995
                              -----------    -----------

Net sales to
unaffiliated customers:
  United States (a)           $ 2,381,598    $ 2,132,195
  Italy                         3,389,958      3,635,168
  Other countries               3,963,938      4,455,445
                              -----------    -----------

                Total         $ 9,735,494    $10,222,808
                              ===========    ===========

Net sales between
geographic areas (b):
  Italy                       $   877,620    $   859,123
                              ===========    ===========

Operating profits/(losses):
  United States               $    27,562    $    28,766
  Italy                          (741,977)       191,905
                              -----------    -----------

                Total         $  (714,415)   $   220,671
                              ===========    ===========

                                                                               9
                                     December 31,
                                  1996          1995
                              -----------    -----------

Identifiable assets:
  United States                $1,078,840    $  993,260
  Italy                         5,654,301     6,033,445
                               ----------    ----------

                Total          $6,733,141    $7,026,705
                               ==========    ==========

----------

(a) Includes export sales of $45,132 and $50,372 during the years ended December 31, 1996 and 1995, respectively.

(b) Net sales between geographic areas refers to products sold by Italiana Luce to IL USA. These sales have been eliminated in consolidation.

ITEM  2.    DESCRIPTION OF PROPERTY.

            The Company's executive offices are located at 400 Long Beach Boulevard, Stratford, Connecticut where the Company leases 800 square feet of office space from IL USA.

            The offices of Italiana Luce are located at Via Edison, 118, Settimo Milanese, Italy. The leased premises consist of offices of approximately 3,200 square feet and a warehouse of approximately 39,000 square feet. In connection with its restructuring, Italiana Luce will be vacating approximately 13,000 square feet of this warehouse space, effective March 31, 1997,

            The Company's distribution center in the United States is leased by IL USA and is located at 400 Long Beach Boulevard, Stratford, Connecticut. It consists of offices of approximately 1,600 square feet and a warehouse of approximately 9,120 square feet.

            The Company's total annualized rental expense in 1996 was $276,233. Leases generally are subject to periodic rent adjustments. Lease expirations range from December 1997 to September 1998.

            The Company anticipates that it will be able to renew its leases upon their expiration or lease other facilities on comparable terms if the current leases are not renewed. The Company believes that its facilities are well maintained and are of adequate size for its current needs and for its projected needs in the immediate future.

ITEM  3.    LEGAL PROCEEDINGS.

            There are no legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.

            Not applicable.

                                     PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Company's common stock is traded in the over-the-counter ("O-T-C") market on (i) the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol ILIL, and is included in the NASDAQ OTC Bulletin Board and (ii) the National Quotation Bureau's "Pink Sheets".

            The quarterly high and low bid prices of the Company's common stock during 1995 and 1996 are set forth below. Prices are as reported by the National Quotation Bureau, Inc.

                                           High     Low
                                           ----     ---
1995
----
First Quarter                             $0.02    $0.01
Second Quarter                             0.02     0.01
Third Quarter                              0.02     0.01
Fourth Quarter                             0.02     0.01

1996
----
First Quarter                             $0.01    $0.01
Second Quarter                             0.02     0.01
Third Quarter                              0.02     0.01
Fourth Quarter                             0.01     0.01

            The foregoing O-T-C quotations are inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

            On March 21, 1997, the Company estimates that it had 1,800 shareholders, comprised of 463 shareholders of record and 1,337 beneficial shareholders whose shares are being held in brokerage firm accounts in "street name."

            No cash dividends have been paid or declared on the common stock of the Company since the Company was organized.

ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Background

            IL International Inc. (the "Company") was incorporated in
Delaware on June 13, 1991 in connection with the Amended Plan of Reorganization (the "Plan") of Chartwell Group Ltd. ("Chartwell") and
CGL Finance, Inc. (together with Chartwell, the "Debtors"). In accordance with the Plan's provisions, Chartwell was dissolved on February 13, 1992.

            On April 8, 1991, a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code was filed by the Debtors with the United States Bankruptcy Court (the "Court"). The Effective Date of the Plan was November 27, 1991. On October 1, 1992, the Court issued a Final Decree approving the closure of the estates of the Debtors.

            On the Effective Date, the Company became the owner of Chartwell's sole remaining operating subsidiary, Italiana Luce S.r.l., an Italian corporation ("Italiana Luce"), and certain other assets and properties of Chartwell, free and clear of all liens, claims and encumbrances.

Results of Operations

            The Italian lira strengthened against the U.S. dollar during 1996. The weighted average exchange rate of the lira used in the conversion of Italiana Luce's income statement for 1996 was 5.2% greater than that used in 1995.

            Net sales for the Company for the year ended December 31, 1996 were $9,735,494, a decrease of 4.8% on net sales of $10,222,808 for the year ended December 31, 1995.

            Expressed in lire, net sales for the year ended December 31, 1996, exclusive of sales in North America, fell 13.8% as compared to 1995. With continental Europe continuing to experience rising unemployment and stagnant economies, the Company's sales declined in all major European markets with the largest drops being recorded in France and Germany. Unit sales to European countries outside Italy have fallen in each of the past few years but the extent of the drop has been cushioned by the decline in the value of the lira against those currencies since the Company invoices its customers in their local currencies. In 1996, however, as a first step towards participation in the proposed European single currency, the exchange rate of the lira was set at a relatively high level versus the German mark and French franc, among other currencies. As a result, the Company now receives between 10% and 15% less in lire when selling the same volume of goods to customers in those countries. Despite the soft economies in these major markets for the Company, management intends shortly to increase its prices in these countries.

            Sales in North America rose 11.7% in 1996. Continued growth in the Italiana Luce and Foscarini lines was partially offset by a drop in the sales of the Rialto line which in 1995 benefited from a major delivery to the Olympic Village in Atlanta, Georgia.

            The gross profit margin for 1996 was 41.6% of net sales compared to 46.0% in 1995. The primary reasons for the drop in the gross profit percentage were the significant increase in price promotions offered by Italiana Luce in its efforts to boost volume and reduce inventory and the lower revenue received from European customers outside Italy because of the stronger lira. The stronger lira also resulted in an increase in the cost of imports into the United States which adversely affected IL USA's margins.

            The Company's gross profit margin has benefited from the write-down in Italy for financial reporting purposes of the Company's fixed assets in connection with the adoption of Fresh Start Accounting. Without the write-down, the charge to cost of sales for depreciation would have been approximately $20,000 more in 1996 and $60,000 more in 1995.

            Selling, general and administrative expenses for 1996 were 47.2% of net sales compared to 43.9% in 1995. Major factors contributing to the increase in expenses as a percentage of net sales were the lower sales volume, the costs of participation in the biennial Euroluce Fair, an advertising campaign introduced to coincide with the new product introductions at Euroluce, and the strengthening of the lira.

            Total expenses in 1996 were $114,000 greater than in the prior year. However, converting the 1995 expenses at the 1996 rate and eliminating all other foreign exchange effects, expenses for the current year are $151,000 less than those in 1995.

            Confronted with continued weak demand for its products in every major market in continental Europe and with no prospect of any improvement during 1997, the Company determined that more radical cost cutting measures than those implemented over the past few years were necessary. Consequently, after protracted negotiations with the national body representing its employees in Italy the Company terminated nine of its workforce, equivalent to thirty percent of its headcount, effective February 14, 1997. Each terminated employee received a lump sum equal to between five and seven months salary. On March 31, 1997, Italiana Luce will relinquish approximately 13,000 square feet of its current warehouse space. Costs associated with these actions are estimated to be $165,000. This amount is reported on the income statement as a restructuring charge.

            In addition to the above actions, the Company decided to close out its Le Stelle line of traditional Venetian-style lighting fixtures during 1997 in order to focus on its core business. It is anticipated that the inventory will be sold at or above its carrying value plus estimated selling costs. The Company has also reduced the compensation of its officers and directors for 1997 by about 30% and eliminated a bonus arrangement with one of its officers and directors. In summary, this major downsizing of the Company's cost base is expected to save about $500,000 in 1997.

            Because of the poor financial performance of the Company in 1996 and no certainty of any immediate improvement, management decided not to recognize $262,193 of deferred tax assets arising in Italy in 1996, principally the net operating loss carryforward, and to write off the balance of $308,947 of deferred tax assets brought forward from prior years. However, should Italiana Luce return to profitability in the next few years these credits, totalling $571,140, will be available to offset future taxable income.

Financial Condition

            Capital expenditures, inclusive of expenditures on intangible assets, were $304,032 and $269,574 for the years ended December 31, 1996 and 1995, respectively.

            Net working capital at December 31, 1996 and December 31, 1995 was $1,821,925 and $2,485,845, respectively. Converted at the December 31, 1996 exchange rate, the 1995 net working capital was $2,589,321.

            Total assets at December 31, 1996 and December 31, 1995 were $6,733,141 and $7,026,705, respectively. Converted at the December 31, 1996 exchange rate, the 1995 total assets were $7,304,927.

Liquidity and Capital Resources

            The Company's current major source of financing is its short-term lines of credit with certain Italian banks. The Company uses these facilities primarily to fund its seasonal needs. The lines of credit totalled Lit. 6,450,000,000 at December 31, 1996 ($4,249,000 when converted at the December 31, 1996 exchange rate). Lit. 2,587,209,000 ($1,704,354) and Lit. 751,644,000 ($473,327 when converted at the
December 31, 1995 exchange rate) was outstanding under these lines at December 31, 1996 and 1995, respectively.

            The persistent economic problems in the Company's major European markets and the resultant decline in its sales revenue have adversely affected its liquidity and financial flexibility. During 1996, the Company took actions which are expected to reduce its annual costs by approximately $500,000 (see "Restructuring of Italiana Luce"). Although there can be no assurance that these measures will be successful, the Company presently believes the steps it has taken, supplemented by the amounts available under its short-term lines of credit, will provide sufficient liquidity to fund its operations.

            For further discussion see Footnote (1B) Basis of Presentation.

Inflation

            In 1995, the Company's business was adversely affected by an inflation rate in Italy which was higher than in most of the Company's other major markets. The primary cause of the inflation was the substantial devaluation of the lira against the currencies of Italy's major trading partners. The result was an upward pressure on the costs of many raw materials as well as energy supplies since Italy is heavily dependent on imports of both. However, partly because of the stagnant economy and partly because the lira strengthened inflation began to abate in Italy towards the end of 1995 and this trend has carried through 1996. Annual cost increases are now expected to be no more than 4% to 5%.

Currency Fluctuations

            Between the end of 1994 and the end of 1996 the Italian lira has strengthened approximately 6% against the U.S. dollar. However, this relatively minor movement masks the quite significant day-to-day swings of the currency which has ranged during this time from a low of Lit. 1,745 to a high of Lit. 1,494, a spread of nearly 17%. Against the German mark, the lira rate was virtually constant on the last day of trading in 1994 and the comparable day in 1996, However, during 1995 the lira fell about 12% against the mark but then regained those losses in 1996.

            Since Italiana Luce invoices most of its European customers outside of Italy in their local currencies it enjoyed some protection against the effects of the lira devaluation during 1995. In 1996, however, these benefits turned to costs as the lira regained some of its value. Since approximately 80% of the financial results of the Company are prepared initially in lire and subsequently converted to dollars, the effect of these fluctuations has been to distort substantially the reported value of the Company's assets and, over time, the value of its sales revenue since a given amount of lire produces a lesser dollar amount upon conversion as the lira depreciates against the U.S. currency. The average value of the lira during 1996 was nearly 25% less than in 1992.

            The exchange rates used in the conversion of the income statements are the weighted average rates of exchange for each year, namely Lit. 1,543 in 1996 and Lit. 1,627 in 1995. The balance sheets have been converted at the end of year exchange rates. At December 31, 1996, the rate was Lit. 1,518; at December 31, 1995 it was Lit. 1,588. Since the end of 1996, the lira has softened considerably against the U.S. dollar since year end and closed at Lit. 1,685 on March 21, 1997.

Cautionary Statement

            This Annual Report on Form 10-KSB may contain forward-looking information about the Company. The Company is hereby setting forth statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements made by the Company. Some of the most significant factors include: an unanticipated down-turn in the lighting fixtures market resulting in lower demand for the Company's products; the unanticipated loss of, or decline in sales to, a major customer; poor reception in the marketplace for the Company's new products; and foreign currency fluctuations resulting in lower receipts for the Company from sales and/or cost increases in the Company's purchases.

ITEM  7.    FINANCIAL STATEMENTS.

            Financial statements of the Company and its consolidated subsidiaries are set forth herein beginning on page 21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOURE.

            Not applicable.

                                    PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION.

            The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)      Documents filed as part of the Report:

                    1.   Exhibits

                         Information with respect to this Item is contained in
the attached Index to Exhibits.

                    2.  Financial Statements

                        Information with respect to this Item is contained on pages 21 to 42 of this Annual Report on Form 10-KSB.

           (b)      Reports on Form 8-K:

                    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                            POWER OF ATTORNEY

            The registrant and each person whose signature appears below hereby appoint Michel F. Leemans and Keith G. Frey as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting on the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March 26, 1997

                                    IL INTERNATIONAL INC.

                                    By /s/ Michel F. Leemans
                                      -------------------------------------
                                      Michel F. Leemans
                                      President and Chief
                                      Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:      March 26, 1997          By /s/ Michel F. Leemans
                                      -------------------------------------
                                      Michel F. Leemans
                                      President and Chief
                                      Executive Officer

Dated:      March 26, 1997          By /s/ Keith G. Frey
                                      -------------------------------------
                                      Keith G. Frey
                                      Chief Financial and
                                      Accounting Officer,
                                      Vice President, Finance and
                                      Administration, and
                                      Director

Dated:      March 26, 1997          By /s/ Luigi Giroletti
                                      -------------------------------------
                                      Luigi Giroletti
                                      Vice President and Director

Dated:      March 26, 1997          By /s/ Thomas R. Reardon
                                      -------------------------------------
                                      Thomas R. Reardon
                                      Director

Dated:      March 26, 1997          By /s/ Lewis G. Singer
                                      -------------------------------------
                                      Lewis G. Singer
                                      Director

                  IL INTERNATIONAL INC. AND SUBSIDIARIES

                      Index to Financial Statements

            The following consolidated financial statements of the Company and its subsidiaries are submitted herewith in response to Item 7 and Item 13(a)(1):

                                                                           Page
                                                                          Number
                                                                          ------

Report of Grant Thornton LLP,
  Independent Certified Public Accountants ..............................   22

Consolidated Balance Sheets
  - December 31, 1996 and 1995 ..........................................   23

Consolidated Statements of Operations
  - For the Years Ended
      December 31, 1996 and 1995 ........................................   24

Consolidated Statement of Stockholders' Equity
  - For the Years Ended
      December 31, 1996 and 1995 ........................................   25

Consolidated Statements of Cash Flows
  - For the Years Ended
      December 31, 1996 and 1995 ........................................   26

Notes to Consolidated Financial Statements
  - December 31, 1996 and 1995 ..........................................   27

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
   IL International Inc.

          We have audited the accompanying consolidated balance sheets of IL International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company experienced declining sales, decreasing margins and incurred a net loss of $1,129,625 during the year ended December 31, 1996. In addition, the Company has used rather than provided cash in its operations. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IL International Inc. and Subsidiaries as of December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
March 24, 1997

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                     December 31,
                                                                 1996            1995
                                                              ----------      ----------
                    ASSETS
Current assets:
  Cash and cash equivalents                                   $  324,298      $  686,215
 Trade accounts receivable, less allowance
    for doubtful receivables of $356,381
    in 1996 and $341,861 in 1995                               2,675,435       2,512,104
  Inventories                                                  2,488,006       2,337,470
  Other current assets                                           368,793         237,439
                                                              ----------      ----------

     Total current assets                                      5,856,532       5,773,228

Plant and equipment, net                                         775,529         818,366
Deferred taxes                                                     -             295,329
Intangibles, net of accumulated amortization
  of $292,964 in 1996 and $229,116 in 1995                        32,445          80,453
Other assets                                                      68,635          59,329
                                                              ----------      ----------

     Total Assets                                             $6,733,141      $7,026,705
                                                              ==========      ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Short-term debt                                             $1,704,354      $  473,327
  Current installments of long-term debt                          35,642          37,896
  Accounts payable                                               922,612       1,423,778
  Income taxes payable                                               325          27,126
  Other accrued liabilities                                    1,371,674       1,325,256
                                                              ----------      ----------

     Total current liabilities                                 4,034,607       3,287,383

Long-term debt, excluding current installments                    30,104          62,849
Other liabilities                                                482,715         479,561
                                                              ----------      ----------

     Total Liabilities                                         4,547,426       3,829,793
                                                              ----------      ----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized, 100,000,000 shares;
   issued, 79,375,497 shares                                     793,755         793,755
 Additional paid-in capital                                    2,229,415       2,228,571
 Retained earnings                                              (467,643)        661,982
 Foreign currency translation adjustments                       (305,959)       (423,543)
 Treasury stock, at cost
   - 2,554,113 common shares                                     (63,853)        (63,853)
                                                              ----------      ----------

     Total stockholders' equity                                2,185,715       3,196,912
                                                              ----------      ----------


     Total Liabilities and Stockholders' Equity               $6,733,141      $7,026,705
                                                              ==========      ==========


The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                 Years Ended December 31,
                                                    1996              1995
                                                ------------       ------------

Net sales                                       $  9,735,494       $ 10,222,808
Cost of sales                                      5,687,962          5,519,330
                                                ------------       ------------

Gross profit                                       4,047,532          4,703,478
Selling, general and
  administrative expenses                          4,596,947          4,482,807
Restructuring charge                                 165,000               --
                                                ------------       ------------

Operating income (loss)                             (714,415)           220,671

Other income (expense):
  Interest income                                     15,323             22,214
  Interest expense                                  (108,819)           (66,514)
                                                ------------       ------------

Profit (loss) before income taxes                   (807,911)           176,371

Income taxes                                         321,714            126,992
                                                ------------       ------------

Net income (loss)                               $ (1,129,625)      $     49,379
                                                ============       ============

Earnings (loss) per common share:               $    (0.0147)      $     0.0006
                                                ============       ============

Weighted average number
  of common shares outstanding:                   76,821,384         76,821,384
                                                ============       ============


The accompanying notes are an integral part of these statements.

                    11. INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS, EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                               Common Stock                                    Foreign
                                         ----------------------   Additional                   Currency                    Total
                                           Number        Par       Paid-in       Retained    Translation    Treasury   Stockholders'
                                          Of Shares     Value      Capital       Earnings     Adjustment      Stock        Equity
                                          ----------   --------   ----------   -----------    ---------    ---------    -----------

Balance at January 1, 1995                79,375,497   $793,755   $2,097,877   $   612,603    $(483,526)   $ (63,853)   $ 2,956,856

Net income for the year
  ended December 31, 1995                       --         --           --          49,379         --           --           49,379
Utilization of deferred
  tax benefits  not recorded
  as of the Effective Date                      --         --        130,694          --           --           --          130,694

Unrealized foreign currency
  translation adjustment                        --         --           --            --         59,983         --           59,983
                                          ----------   --------   ----------   -----------    ---------    ---------    -----------

Balance at December 31, 1995              79,375,497    793,755    2,228,571       661,982     (423,543)     (63,853)     3,196,912

Net loss for the year
  ended December 31, 1996                       --         --           --      (1,129,625)        --           --       (1,129,625)
Utilization of deferred
  tax benefits not recorded
  as of the Effective Date                      --         --            844          --           --           --              844
Unrealized foreign currency
  translation adjustment                        --         --           --            --        117,584         --          117,584
                                          ----------   --------   ----------   -----------    ---------    ---------    -----------

Balance at December 31, 1996              79,375,497   $793,755   $2,229,415   $  (467,643)   $(305,959)   $ (63,853)   $ 2,185,715
                                          ==========   ========   ==========   ===========    =========    =========    ===========






The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                        Years Ended December 31,
                                                         1996            1995
                                                      -----------     ---------

Cash flows from operating activities:
  Net income (loss)                                   $(1,129,625)    $  49,379

  Adjustments to reconcile net income loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                         432,794       315,308
    Deferred tax benefits                                     844       130,694
    Other                                                 (18,654)       94,748

    Changes in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                         (61,260)      463,632
        Inventories                                       (62,689)     (260,832)
        Deferred taxes                                    308,947       (23,338)
        Other current assets                             (123,380)      103,871
        Other long-term assets                             (1,808)        4,565
      Increase (decrease) in:
        Accounts payable                                 (565,360)     (615,864)
        Income taxes payable                              (28,016)      (20,973)
        Other accrued liabilities                          17,490       181,635)
                                                      -----------     ---------

  Net cash provided by (used in)
    operating activities                               (1,230,717)      422,825
                                                      -----------     ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                  (242,515)     (262,937)
  Additions to intangibles                                (61,517)       (6,637)
                                                      -----------     ---------

  Net cash used in investing activities                  (304,032)     (269,574)
                                                      -----------     ---------

Cash flows from financing activities:
  Increase in short-term debt                           1,189,677       292,253
  Payments of long-term debt                              (36,613)     (120,878)
                                                      -----------     ---------

  Net cash provided by financing activities             1,153,064       171,375
                                                      -----------     ---------

Effect of exchange rate changes on cash                    19,768        12,051
                                                      -----------     ---------

Net increase (decrease) in cash and
  cash equivalents                                       (361,917)      336,677
Cash and cash equivalents at beginning of year            686,215       349,538
                                                      -----------     ---------

Cash and cash equivalents at end of year              $   324,298     $ 686,215
                                                      ===========     =========


The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

(1A) Background and Nature of Business

           IL International Inc. (the "Company") was incorporated in June 1991 in connection with the Amended Plan of Reorganization (the "Plan") of Chartwell Group Ltd. ("Chartwell") and CGL Finance, Inc., a wholly-owned subsidiary of Chartwell (together with Chartwell, the "Debtors"), which filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code in April 1991. The Effective Date of the Plan was November 27, 1991. In October 1992, the Court issued a Final Decree approving the closure of the estates of the Debtors.

           On the Effective Date, ownership of certain assets and properties of Chartwell, including the stock of Italiana Luce S.r.l., an Italian corporation ("Italiana Luce"), and its wholly-owned subsidiary, IL USA, Inc. (at that time named PAF USA, Inc.) ("IL USA"), vested in the Company free and clear of all liens, claims and encumbrances.

           The Company's business, transacted through its operating subsidiaries, is the design, marketing and distribution worldwide of contemporary lamps and lighting products.

(1B) Basis of Presentation

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1996 the Company experienced declining sales and decreasing margins which caused an operating loss of $714,415 after deduction of a restructuring charge of $165,000 (a loss of $549,415 before deduction of such charge). Because of management's decision to write off $571,140 of its deferred tax assets arising in Italy, $262,193 of which arose during 1996 and $308,947 in prior years, the net loss amounted to $1,129,625. During 1996, the Company has used, rather than provided, cash in its operations.

           In view of the matters described in the preceding paragraph, recoverability of a major portion of the

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern and which it estimates will result in annual savings of approximately $500,000:

     a) Terminated nine of its Italian workforce, equivalent to thirty percent of its headcount, effective February 14, 1997.

     b) Reduced the compensation of the Company's officers and directors by about 30%, effective January 1, 1997 and eliminated a bonus arrangement with one of its officers and directors.

     c) Reduced its warehouse space in Italy by approximately 13,000 square feet, one-third of its total, effective March 31, 1997.

     d) Implemented a plan to close out its Le Stelle line of traditional Venetian-style lighting fixtures during 1997.

        There can be no assurance that these measures will achieve the intended results.

(2)  Summary of Significant Accounting Policies

     (a) Fresh Start Accounting

           The Company has implemented the accounting for entities emerging from Chapter 11 and reorganization as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" issued by the American Institute of Certified Public

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Accountants ("Fresh Start Accounting").

     (b) Principles of Consolidation

         The consolidated financial statements include the accounts of IL International Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Using Estimates in Financial Statements

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     (d) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents and short-term debt.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     Cash and cash equivalents and forward exchange contracts:

        The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

     Short-term debt:

        The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

                  IL INTERNATIONAL INC. AND SUBSIDIARIES

     (e) Cash and Cash Equivalents

           Cash and cash equivalents include cash on hand and amounts due from banks. Short-term investments which have a maturity of ninety days or less are considered cash equivalents.

     (f) Impairment

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

     (g) Accounting for Stock-Based Compensation Plans

           In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which defines the fair value based method of accounting for an employee stock option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt the fair value method or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt the fair value method, it must provide a pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied.

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

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

However, it is currently anticipated that the Company willaccount for any stock-based compensation plan it introduces in the future under the intrinsic method and will make the appropriate pro forma disclosures. Therefore, SFAS No. 123 is not expected to have any effect on the Company's consolidated financial statements.

      (h)  Inventories

           Inventories are stated at the lower of cost or market (net realizable value) using the first-in, first-out ("FIFO") method.

      (i)  Plant and Equipment

           In accordance with Fresh Start Accounting, plant and equipment were restated at approximate fair value as of November 30, 1991 (see Note 3). Commencing December 1, 1991, depreciation and amortization of all newly acquired plant and equipment as well as the plant and equipment stated at approximate fair value have been provided by the straight-line method using the following estimated useful lives:

     Leasehold improvements                 5 years
     Machinery and equipment          3 to 10 years
     Furniture and fixtures           3 to 10 years

     (j)   Intangible Assets

           The unamortized balances of all intangible assets were written off as of November 30, 1991. Intangible assets capitalized subsequent to November 30, 1991 are being amortized on a straight-line basis over five years.

     (k)   Income Taxes

           The provision for income taxes is computed on the basis of financial statement income. Deferred taxes result from temporary differences between the amounts reported for financial statement and income tax purposes. These temporary differences give rise to deferred tax assets. In view of the uncertainty as to whether the Company would produce sufficient taxable income in the future to utilize the benefits related to deferred tax assets available at the time of reorganization, the Company did not record those deferred tax assets in the consolidated financial statements. Instead, all such tax benefits are reported as

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
additions to paid-in capital when realized.

     (l) Foreign Currency Translation

           The financial statements of the foreign subsidiary of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Their effect on the statement of income is insignificant.

     (m)   Earnings (Loss) Per Common Share

           Earnings (loss) per common share are based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury.

(3)  Fresh Start Accounting

           In 1991, the Company adopted Fresh Start Accounting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under this method, all assets and liabilities were restated to reflect the emergence equity value of the reorganized entity, which was determined to be $2,000,000.

           In accordance with the provisions of Statement of Position 90-7, the excess of the carrying value of the assets of the Company immediately prior to its reorganization over the emergence equity value of the entity was utilized to reduce the carrying values of the non-current assets as of the Effective Date by $1,106,220. Consequently, depreciation and amortization charges in the income statement in subsequent years, principally 1992 through 1996, were less than they would otherwise have been by a cumulative amount equal to the amount of the write-down (as adjusted for exchange rate changes).

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(4)  Restructuring Charges

           During 1996, the Company recorded restructuring charges of $165,000. These charges relate to the downsizing of the Italian operations in reaction to persistent weak demand in Europe for the Company's products.

           The Company began working on a restructuring program in December 1996. The restructuring charges consist of $132,000 in severance and related costs in connection with a reduction of 30% of the Company's Italian workforce or nine salaried and hourly jobs and $33,000 relating principally to lease termination expenses. All employee severances occurred in February 1997 and the lease termination will be effective March 31, 1997.

(5)  Inventories

           Inventories consist of the following:

                                     December 31,
                                   1996           1995
                                ----------     ----------

Raw materials                   $1,076,372     $  846,392
Work-in-progress                   456,212        337,161
Finished goods                     955,422      1,153,917
                                ----------     ----------
                                $2,488,006     $2,337,470
                                ==========     ==========

           Work-in-progress represents partially completed inventories acquired from third parties.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(6)  Other Current Assets

           Other current assets consist of the following:

                                     December 31,
                                   1996           1995
                                ----------     ----------

Advances                        $156,226       $ 71,484
Catalogs                          79,857         19,290
Tax refunds                       40,073         25,178
Interest receivable               27,495         26,565
Product development costs         18,672         26,218
Miscellaneous prepaid expenses    15,935         33,206
Other                             30,535         35,498
                                --------       --------
                                $368,793       $237,439
                                ========       ========


(7)  Plant and Equipment

           Plant and equipment consist of the following:


                                     December 31,
                                   1996           1995
                                ----------     ----------

Leasehold improvements          $    42,204    $    40,647
Machinery and equipment           1,889,472      1,573,472
Furniture and fixtures               14,103         13,434
                                -----------    -----------

                                  1,945,779      1,627,553

Less accumulated depreciation
  and amortization               (1,170,250)      (809,187)
                                -----------    -----------

                                $   775,529    $   818,366
                                ===========    ===========

           Amortization of capitalized leases amounted to $39,077 in 1996 and $32,638 in 1995.

           All fixed assets acquired prior to December 1, 1991 have been recorded at their approximate fair value in accordance with Fresh Start Accounting (see Note 3).

(8)  Short-term Debt

           Loan arrangements have been established with certain Italian banks under which the Company's foreign subsidiary may borrow on an overdraft and short-term

                  IL INTERNATIONAL INC. AND SUBSIDIARIES
basis. These unsecured lines of credit may be terminated at the option of the banks or the Company. At December 31, 1996, the amount available under these arrangements aggregated Lit. 6,450,000,000 ($4,249,000 when converted at the December 31, 1996 exchange rate), of which Lit. 2,587,209,000 ($1,704,354) was outstanding, bearing a weighted average interest rate of 10.9%. At December 31, 1995, Lit. 751,644,000 ($473,327 when converted at the December 31, 1995 exchange rate) was outstanding, bearing a weighted average interest rate of 9.1%.

(9)  Other Accrued Liabilities

           Other accrued liabilities consist of the following:

                                     December 31,
                                   1996           1995
                                ----------     ----------

Salaries, benefits and
  payroll taxes                 $  253,807     $  335,367
Reorganization liabilities
  (see Note 16)                    287,218        298,707
Restructuring charge
  (see Note 4)                     165,000           --
Sales commissions                  135,385        192,232
Product warranty reserves          122,314        114,458
Professional fees                  117,282        133,618
Royalties                          102,366         72,791
Other                              188,302        178,083
                                ----------     ----------

                                $1,371,674     $1,325,256
                                ==========     ==========

(10) Long-term Debt

           Long-term debt consists of the following:


                                     December 31,
                                   1996           1995
                                ----------     ----------

Capitalized leases
  (see Note 14)                 $ 65,746       $ 100,745
Less current installments        (35,642)        (37,896)
                                --------       ---------

                                $ 30,104       $  62,849
                                ========       =========

                  IL INTERNATIONAL INC. AND SUBSIDIARIES

           As of December 31, 1996, long-term debt, including current installments, matures as follows:

         1997                                  $   35,642
         1998                                      18,931
         1999                                       9,105
         2000                                       2,068
                                                ---------
                                               $   65,746
                                                =========

           Cash paid for interest was $104,313 in 1996 and $48,321 in 1995.


(11) Income Taxes

           The Company and its domestic subsidiaries file a consolidated Federal income tax return. Income tax expense is computed on the basis of financial statement profit before income taxes as follows:

                                Years Ended December 31,
                                   1996           1995
                                ---------      --------

Domestic                        $  30,917      $ 33,173
Foreign                          (838,828)      143,198
                                ---------      --------

                                $(807,911)     $176,371
                                =========      ========

           The income tax provision consists of:


                                Years Ended December 31,
                                   1996           1995
                                --------       --------

Current tax expense
   Federal                      $   --         $   --
   State                           3,276          2,964
   Foreign                       318,438        124,028
                                --------       --------

                                $321,714       $126,992
                                ========       ========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

           Deferred tax assets are comprised of the following:

                                      December 31,
                                   1996           1995
                                -----------    ---------

Operating loss carryforwards
  Pre-reorganization            $   635,835    $ 508,035
  Post-reorganization               428,298       91,472
Bad debt allowances                 146,443      142,465
Product warranty reserves            51,720       50,252
Inventory reserves                   43,889       49,118
Accrued compensation                   --         36,098
Other                                54,518       42,276
                                -----------    ---------

      Gross deferred tax assets $ 1,360,703      919,716
      Valuation allowance        (1,360,703)    (624,387)
                                -----------     --------

                                $      --      $ 295,329
                                ===========    =========

           In view of the uncertainty as to whether it will generate sufficient taxable income to utilize its deferred tax assets, the Company set up an allowance at December 31, 1996 equal to 100% of such deferred tax assets, inclusive of the net operating loss carryforwards, arising from both its Italian and United States operations. At December 31, 1995, the Company set up a valuation allowance equal to the deferred tax assets arising only from its United States operations and its pre-reorganization net operating loss carryforwards.

           The provision for income taxes differs from the amount of income tax determined by applying the statutory Federal income tax rate of 34.0% to profit before income taxes as a result of the following differences:

                                    Years Ended December 31,
                                       1996           1995
                                    -----------    ---------

Computed expected tax provision     $(274,689)     $  59,966
Foreign earnings at
  different rates                    (156,836)        33,132
Permanent tax differences
  in Italy                            188,723         42,489
Valuation allowance in Italy          571,140           --
Foreign withholding taxes              13,695         15,314
Other items                           (20,319)       (23,909)
                                    ---------      ---------

                                    $ 321,714      $ 126,992
                                    =========      =========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

           Cash paid for income taxes was $5,638 in 1996 and $5,867 in 1995.

           Provision is not made for income taxes on the undistributed earnings ($672,000 when converted at the December 31, 1996 exchange rate) of the Company's foreign subsidiary since they are expected to be invested indefinitely in the operations. It is not practical to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

(12) Pre-Reorganization Tax Benefits

           The Company has available to it certain tax benefits which arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized.

           In Italy, due principally to the write down for financial statement purposes of (i) the Company's trademarks and trade names following the name change of its Italian subsidiary in June 1991 (from PAF S.r.l. to Italiana Luce S.r.l.) and (ii) the reduction in the carrying values of the Company's non-current assets as a result of the application of Fresh Start Accounting (see
Note 3), the Company recorded charges in its consolidated financial statements prior to the Effective Date which may give rise to future tax assets when such assets are amortized for Italian tax purposes.

           As of the Effective Date, the Company acquired from Chartwell $2,000,000 in net operating loss carryforwards which expire in 2006. These net operating loss carryforwards may be used to offset taxable income in the United States and are subject to a cumulative annual limitation of $127,800. At December 31, 1996, $635,835 were available for immediate use.

           For the years ended December 31, 1996 and 1995, $0 and $106,596, respectively, arising from the utilization of unrecorded tax assets have been reported as direct additions to paid-in capital. Additional paid-in capital

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
was also credited in 1996 and 1995 with $844 and $24,098, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.

           As of December 31, 1996, pre-reorganization tax assets remaining unrecorded and potentially available to reduce future tax liabilities amounted to approximately $4,900,000, of which $4,580,000 related to tax loss carryforwards ($2,074,000 in the United States with an expiration date of 2006 and $2,506,000 in Italy with expiration dates between 1997 and 2001).

(13) Severance Indemnities

           Other long-term liabilities consist of the Company's obligations to its employees and sales representatives in Italy and to its agents in other European countries, payable upon the termination of their employment or agency relationship, as applicable. The amounts payable are calculated in accordance with existing legal requirements, national labor contracts and individual agreements. These liabilities are fully provided for and have been charged to consolidated income in the period in which the liabilities vest.

(14) Leases

           As of December 31, 1996, the Company leased certain property, plant and equipment under both capital and operating lease arrangements. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other expenses applicable to leased premises and are subject to escalation.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

           Future minimum lease payments for leases as of December 31, 1996 were as follows:

Year ending                        Capital      Operating
December 31,                        Leases        Leases
-----------                       ----------    ----------

   1997                          $   42,715    $  225,512
   1998                              21,923        72,313
   1999                              10,213          -
   2000                               2,111          -
                                 ----------    ----------
Total minimum lease payments         76,962    $  297,825
                                               ==========

Less amounts representing
  interest at an effective
  annual rate of 10.74%             (11,216)
                                 ----------

Present value of minimum
  lease payments                 $   65,746
                                 ==========

           Plant and equipment acquired under capital leases amounted to $0 in 1996 and $73,435 in 1995.

           Rent expense was $276,233 in 1996 and $252,727 in 1995.

(15) Foreign and Domestic Operations

                                 Years Ended December 31,
                                   1996           1995
                                -----------    -----------

Net sales by geographic area:
United States                   $ 2,336,466    $ 2,081,823
Italy                             3,389,958      3,635,168
Germany                           1,560,432      1,900,243
France                              571,331        712,899
Other European countries          1,257,936      1,458,813
Rest of the world                   619,371        433,862
                                -----------    -----------

                                $ 9,735,494    $10,222,808
                                ===========    ===========

                  IL INTERNATIONAL INC. AND SUBSIDIARIES

Net sales to unaffiliated customers:
United States (a)               $  2,381,598   $ 2,132,195
Italy                              3,389,958     3,635,168
Other countries                    3,963,938     4,455,445
                                ------------   -----------

                                $  9,735,494   $10,222,808
                                ============   ===========

Net sales between
geographic areas (b):
  Italy                         $    877,620   $   859,123
                                ============   ===========

Operating profits/(losses):
  United States                 $     27,562   $    28,766
  Italy                             (741,977)      191,905
                                ------------   -----------

                                $   (714,415)  $   220,671
                                ============   ===========

                                      December 31,
                                   1996           1995
                                -----------    -----------

Identifiable assets:
  United States                 $1,078,840     $  993,260
  Italy                          5,654,301      6,033,445
                                ----------     ----------

                                $6,733,141     $7,026,705
                                ==========     ==========


----------

(a) Includes export sales of $45,132 and $50,372 during the years ended December 31, 1996 and 1995, respectively.

(b) Net sales between geographic areas refers to products sold by Italiana Luce to IL USA. These sales have been eliminated in consolidation.

(16) Contingency

           Certain potential liabilities (pre-reorganization claims) of Chartwell, principally foreign national and domestic state income taxes, are still under negotiation and are the responsibility of the Company. At December 31, 1996, the Company has received cash of $287,218, net of expenses, relating to the liquidation of certain pre-reorganization assets of Chartwell which vested in the Company on the Effective Date (see Note 1) and is included in Other Accrued Liabilities (see Note 9). In addition, the former owners of Italiana Luce have paid into escrow

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Lit. 125,693,000 ($82,801 when converted at the December 31, 1996 exchange rate) in respect of the potential foreign national income tax liabilities. The Company's management believes that the net cash received from the liquidation of Chartwell's assets together with the amount in escrow will be sufficient to pay any agreed assessments in respect of the pre-reorganization claims. Any amounts remaining after settlement of all claims will be reported as a direct addition to paid-in capital.

(17) Related Party Transaction

           For the years ended December 31, 1996 and 1995, the Company paid $135,049 and $141,357, respectively, plus out-of-pocket expenses, for consulting services to a consulting firm of which a director and officer of the Company is a director.

(18)  Fourth Quarter Adjustment

           During the fourth quarter of 1996, the Company increased the valuation allowance for its deferred tax assets by $571,140, consisting of $262,193 which had been deferred in the current year and $308,947 which had been deferred in prior years.

                               Index to Exhibits*

                                                                            Page
                                                                            ----

2.1            Amended Plan of Reorganization of Chartwell Group             --
               Ltd. and CGL Finance, Inc. dated August 16, 1991
               (the "Amended Plan of Reorganization")
               (incorporated by reference to Exhibit 2.1 to Chartwell's Current Report on Form 8-K dated
               November 6, 1991)

2.2            Order confirming Amended Plan of Reorganization               --
               dated November 6, 1991 (incorporated by reference to Exhibit 2.2 to Chartwell's Current Report on
               Form 8-K dated November 6, 1991)

2.3            Notice of Entry of Order Confirming Amended Pla               --
               of Reorganization, and Discharge, dated November
               6, 1991 (incorporated by reference to Exhibit 2.3 to Chartwell's Current Report on Form 8-K dated
               November 6, 1991)

3.1            Certificate of Incorporation of the Company, as               --
               amended to date (incorporated by reference to Exhibit 3.1 to the Company's Current Report on
               Form 8-K dated November 27, 1991)

3.2            By-Laws of the Company, as amended to date                     --
               (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated
               November 27, 1991)

--------


* Copies of the exhibits filed with this Annual Report on Form 10-KSB or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                                                            Page
                                                                            ----

10.2           ** Services Agreement dated July 6, 1988 by and               --
               among Chartwell, Chartwell Italia S.r.l. and Luigi
               Giroletti, as amended May 1, 1990 and January 30,
               1991 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for 1991)

21             Subsidiaries of the Registrant                                45

24             Power of Attorney (see "Power of Attorney"                    --
               in Form 10-KSB)








--------


**   Compensatory agreement with member of management.