Form 10-Q
period 1997-03-31
IL INTERNATIONAL INC
filed 1997-05-09
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
/ x / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997


/  /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


       For the transition period from               to

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

As of May 2, 1997: 79,375,497 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format (Check one:)

           Yes                                   No / x /

                               Page 1 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                               March 31,      December 31,
                                                                 1997             1996
                                                              ----------      ----------
                   ASSETS
Current assets:
  Cash and cash equivalents                                   $  621,664      $  324,298
  Trade accounts receivable, net                               2,194,552       2,675,435
  Inventories, net                                             2,133,576       2,488,006
  Other current assets                                           316,122         368,793
                                                              ----------      ----------

     Total current assets                                      5,265,914       5,856,532

Plant and equipment, net                                         770,158         775,529
Intangibles, net                                                  24,210          32,445
Other assets                                                      57,773          68,635
                                                              ----------      ----------

     Total Assets                                             $6,118,055      $6,733,141
                                                              ==========      ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                             $1,586,605      $1,704,354
  Current installments of long-term debt                          29,209          35,642
  Accounts payable                                             1,021,715         922,612
  Income taxes payable                                             2,563             325
  Other accrued liabilities                                    1,054,943       1,371,674
                                                              ----------      ----------

     Total current liabilities                                 3,695,035       4,034,607

Long-term debt, excluding current installments                    22,185          30,104
Other liabilities                                                377,426         482,715
                                                              ----------      ----------

     Total Liabilities                                         4,094,646       4,547,426
                                                              ----------      ----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized 100,000,000 shares;
     issued 79,375,497 shares                                    793,755         793,755
 Additional paid-in capital                                    2,229,415       2,229,415
 Retained earnings                                              (452,966)       (467,643)
 Foreign currency translation adjustments                       (482,942)       (305,959)
 Treasury stock at cost
   - 2,554,113 common shares                                     (63,853)        (63,853)
                                                              ----------      ----------

     Total stockholders' equity                                2,023,409       2,185,715
                                                              ----------      ----------

     Total Liabilities and Stockholders' Equity               $6,118,055      $6,733,141
                                                              ==========      ==========


See accompanying notes to condensed consolidated financial statements.



                               Page 2 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        1997           1996
                                                   ------------    ------------

Net sales                                          $  2,317,322    $  2,572,859
Cost of sales                                         1,369,708       1,390,406
                                                   ------------    ------------

Gross profit                                            947,614       1,182,453
Selling, general and administrative expenses            900,514       1,195,862
                                                   ------------    ------------

Operating income (loss)                                  47,100         (13,409)

Other income (expense):
  Interest income                                         2,482           2,405
  Interest expense                                      (31,571)        (11,531)
                                                   ------------    ------------

Profit (loss) before income taxes                        18,011         (22,535)
Income taxes                                              3,333          (8,949)
                                                   ------------    ------------

Net income (loss)                                  $     14,678    $    (13,586)
                                                   ============    ============


Earnings (loss) per common share:                  $     0.0002    $    (0.0002)
                                                   ============    ============


Weighted average number of
  common shares outstanding:                         76,821,384      76,821,384
                                                   ============    ============




See accompanying notes to condensed consolidated financial statements.



                               Page 3 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three months ended
                                                               March 31,
                                                         -----------------------
                                                            1997          1996
                                                         ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                     $  14,678     $ (13,586)

  Adjustments to reconcile  net income  (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                          79,654        91,033
    Other                                                 (61,610)       18,174

    Change in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                         269,730       140,525
        Inventories                                       168,256      (501,883)
        Other current assets                               26,669      (103,816)
        Other long-term assets                                702          (130)
      Increase (decrease) in:
        Accounts payable                                  181,329       246,294
        Income taxes payable                                2,238          (505)
        Other accrued liabilities                        (244,586)      (58,454)
                                                        ---------     ---------

  Net cash provided by (used in)
    operating activities:                                 437,060      (182,348)
                                                        ---------     ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                  (143,989)      (71,439)
  Additions to intangibles                                   --             700
                                                        ---------     ---------

  Net cash used in investing activities                  (143,989)      (72,139)
                                                        ---------     ---------

Cash flows from financing activities:
  Increase (decrease) in short-term debt                   40,572      (140,568)
  Payments of long-term debt                               (7,781)       (9,493)
                                                        ---------     ---------

  Net cash provided by (used in)
    financing activities                                   32,791      (150,061)
                                                        ---------     ---------

Effect of exchange rate changes on cash                   (28,496)        5,901
                                                        ---------     ---------

Net increase (decrease) in cash
  and cash equivalents                                    297,366      (398,647)
Cash and cash equivalents at beginning of year            324,298       686,215
                                                          -------       -------
Cash and cash equivalents at end of period              $ 621,664     $ 287,568
                                                        =========     =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:

    Interest                                            $  23,399     $   5,803
    Income taxes                                            1,103         1,818

See accompanying notes to condensed consolidated financial statements.

                               Page 4 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1997


NOTE 1 - Background

     IL International Inc. (the "Company") was incorporated in June 1991 in connection with the Amended Plan of Reorganization (the "Plan") of Chartwell Group Ltd. ("Chartwell") and CGL Finance, Inc., a wholly owned subsidiary of Chartwell. The Effective Date of the Plan was November 27, 1991. The Company is the successor corporation to Chartwell. The Company's two operating subsidiaries are Italiana Luce S.r.l. ("Italiana Luce") and IL USA Inc. ("IL USA").


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

     Financial statements prepared in accordance with generally accepted accounting principles contemplate continuation of the company as a going concern. However, during the year ended December 31, 1996 the Company experienced declining sales and decreasing margins which caused a substantial operating loss. During 1996, the Company used, rather than provided, cash in its operations. In view of these events, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management has taken various steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue as a going concern and which it estimates will result in annual savings of approximately $500,000.

     Operating results for the three months ended March 31, 1997

                               Page 5 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1997
                                   (Continued)


are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996.


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


NOTE 4 - Inventories

     The components of inventory consist of the following:

                                                           March 31,
                                                             1997
                                                         ----------

  Raw materials                                          $  873,035
  Work-in-progress                                          362,437
  Finished goods                                            898,104
                                                         ----------
                                                         $2,133,576
                                                         ==========






                               Page 6 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1997
                                   (Continued)


NOTE 5 - Earnings (Loss) Per Common Share

     Earnings (loss) per common share is based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury.


NOTE 6 - Income Taxes

     The provision for income taxes is computed on the basis of financial statement income. Deferred taxes result from temporary differences between the amounts reported for financial statement and income tax purposes. These temporary differences give rise to deferred tax assets.

     In view of the uncertainty as to whether it will generate sufficient taxable income to utilize any of its deferred tax assets, the Company has set up an allowance equal to 100% of the value of such deferred assets, inclusive of the full amount of the available net operating loss carryforwards.


NOTE 7 - Pre-Reorganization Tax Benefits

     The Company has available to it certain tax benefits which arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized. For the three months ended March 31, 1997 and 1996, $0 and $31,000, respectively, arising from the utilization of such unrecorded tax assets have been reported as direct additions to paid-in capital.

     Additional paid-in capital has also been credited in the three months ended March 31, 1997 and 1996 with $0 and $829, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.


                               Page 7 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


Management's Discussion and Analysis or Plan of Operation:

Results of operations

     The Italian lira exchange rates used for the conversion of the statements of operations were the weighted average rates of exchange versus the dollar during the respective periods, namely Lit. 1,643 for the three months ended March 31, 1997 and Lit. 1,572 for the comparable period in 1996. Balance sheet items have been converted at the end of period rates of exchange. On March 31, 1997, the spot rate for the lira was Lit. 1,674; at December 31, 1996 it was Lit. 1,518. The effect of these exchange rate fluctuations is (i) to decrease the reported dollar amounts on the income statement for the three months ended March 31, 1997 of the revenues and expenses originally denominated in Italian lire by approximately 4.5% as compared to those for the quarter ended March 31, 1996 and (ii) to decrease the values on the balance sheet at the end of the current quarter by about 10% as compared to those at December 31, 1996.

     Net sales of the Company for the quarter ended March 31, 1997 were $2,317,322, 9.9% less than net sales of $2,572,859 for the quarter ended March 31, 1996. Adjusting for the exchange rate change, net sales for the quarter ended March 31, 1997 were 6.9% less than in the comparable period in 1996.

     Sales of Italiana Luce, when expressed in lire, decreased 13.3% during the first quarter of 1997, reflecting principally the continued stagnation of Europe's economies.

     Aided by a major shipment of custom chandeliers from Foscarini for a commercial installation, sales in North America rose 13.0% during the quarter, having increased 17.2% in the first quarter of 1996. Sales to the contract market continue to be an important source of growth.

     Gross profit for the Company as a percent of net sales was 40.9% for the quarter ended March 31, 1997, compared to 46.0% for the quarter ended March 31, 1996. The reduction in the gross profit percentage was due principally to heavy price discounting by Italiana Luce in an effort to boost volume. Higher material costs was another contributing factor.

     Selling, general and administrative expenses were 38.9% of net sales for the quarter ended March 31, 1997 versus 46.5% for the quarter ended March 31, 1996. The sharp drop in selling, general and administrative expenses as a percentage of net sales in the current quarter was due primarily to the reorganization of the Italian operation which took effect during this period. The steps taken to reduce expenses included the termination of nine employees at Italiana Luce, equivalent to 30% of the its workforce, a 30%


                               Page 8 of 11 pages

                         IL INTERNATIONAL INC. AND SUBSIDIARIES
reduction in warehouse space in Italy and lower salaries for management. Costs associated with these moves were written off against the $165,000 restructuring charge included in the financial statements for the year ended December 31, 1996.

Liquidity and Capital Resources

     The Company's current major source of financing is its short term lines of credit with certain Italian banks. The lines of credit total Lit. 6.45 billion ($3.85 million when converted at the end of period rate of exchange) of which Lit. 2.65 billion ($1.59 million) had been drawn down at March 31, 1997.

     The persistent economic problems in the Company's major European markets and the resultant decline in its sales revenue have adversely affected its liquidity and financial flexibility. During 1996, the Company took actions which are expected to reduce its annual expenses by approximately $500,000. Although there can be no assurance that these measures will be successful, the Company presently believes the steps it has taken, supplemented by the amounts available under its short-term lines of credit, will provide sufficient liquidity to fund its operations.



                                   Page 9 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1997.






                                  Page 10 of 11 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IL INTERNATIONAL INC.
                                         -----------------------
                                              (Registrant)





  May 7, 1997                           By  /s/ Keith G. Frey
                                           ------------------
                                            Keith G. Frey
                                            Vice President, Finance and
                                            Administration and Chief
                                            Financial Officer



                                  Page 11 of 11 pages