Form 10QSB
period 1997-06-30
IL INTERNATIONAL INC
filed 1997-08-04
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/x / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 1997


/  / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the transition period from __________ to __________

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

           Yes __x__                             No _____

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes __x__                             No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 1, 1997: 79,375,497 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format (Check one:)

           Yes _____                             No __x__


                               Page 1 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1997           1996
                                                     -----------    -----------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $   405,755    $   324,298
  Trade accounts receivable, net                       1,980,096      2,675,435
  Inventories, net                                     2,200,043      2,488,006
  Deferred taxes
  Other current assets                                   249,355        368,793
                                                     -----------    -----------

     Total current assets                              4,835,249      5,856,532

Plant and equipment, net                                 707,432        775,529
Intangibles, net                                          17,823         32,445
Other assets                                              57,084         68,635
                                                     -----------    -----------

     Total Assets                                    $ 5,617,588    $ 6,733,141
                                                     ===========    ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                    $ 1,212,546    $ 1,704,354
  Current installments of long-term debt                  25,588         35,642
  Accounts payable                                     1,172,540        922,612
  Income taxes payable                                       169            325
  Other accrued liabilities                            1,005,038      1,371,674
                                                     -----------    -----------

     Total current liabilities                         3,415,881      4,034,607

Long-term debt, excluding current installments            16,640         30,104
Other liabilities                                        370,114        482,715
                                                     -----------    -----------

     Total Liabilities                                 3,802,635      4,547,426
                                                     -----------    -----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized 100,000,000 shares;
     issued 79,375,497 shares                            793,755        793,755
 Additional paid-in capital                            2,229,415      2,229,415
 Retained earnings                                      (639,529)      (467,643)
 Foreign currency translation adjustments               (504,836)      (305,959)
 Treasury stock at cost
   - 2,554,113 common shares                             (63,853)       (63,853)
                                                     -----------    -----------

     Total stockholders' equity                        1,814,952      2,185,715
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity      $ 5,617,587    $ 6,733,141
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                               Page 2 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Six months ended June 30,                      Quarter ended June 30,
                                                       1997                   1996                   1997                   1996
                                                       ----                   ----                   ----                   ----
Net sales                                         $  4,315,431           $  4,849,273           $  1,998,109           $  2,276,414
Cost of sales                                        2,627,590              2,796,230              1,257,882              1,405,824
                                                  ------------           ------------           ------------           ------------

Gross profit                                         1,687,841              2,053,043                740,227                870,590
Selling, general and
  administrative
  expenses                                           1,795,530              2,536,927                895,016              1,341,065
                                                  ------------           ------------           ------------           ------------

Operating
  income (loss)                                       (107,689)              (483,884)              (154,789)              (470,475)

Other income (expense):
  Interest income                                        7,321                  4,308                  4,839                  1,903
  Interest expense                                     (64,959)               (34,341)               (33,388)               (22,810)
                                                  ------------           ------------           ------------           ------------

Profit (loss) before
  income taxes                                        (165,327)              (513,917)              (183,338)              (491,382)
Income taxes                                             6,559               (166,238)                 3,226               (157,289)
                                                  ------------           ------------           ------------           ------------

Net income (loss)                                 $   (171,886)          $   (347,679)          $   (186,564)          $   (334,093)
                                                  ============           ============           ============           ============

Earnings (loss)
  per common share:                               $    (0.0022)          $    (0.0045)          $    (0.0024)          $    (0.0043)
                                                  ============           ============           ============           ============

Weighted average
  number of common
  shares outstanding:                               76,821,384             76,821,384             76,821,384             76,821,384
                                                  ============           ============           ============           ============



                               Page 3 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six months ended
                                                                 June 30,
                                                             1997         1996
                                                         ----------------------
Cash flows from operating activities:
  Net loss                                               $(171,886)   $(347,679)

  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                          170,447      187,111
    Other                                                  (58,628)      13,006

    Change in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                          454,373      267,983
        Inventories                                         75,505     (919,671)
        Other current assets                                89,765     (429,899)
        Other long-term assets                                 692          515
      Increase (decrease) in:
        Accounts payable                                   343,763      344,807
        Income taxes payable                                  (156)     (23,577)
        Other accrued liabilities                         (293,509)      (2,838)
                                                         ---------    ---------

  Net cash provided by (used in)
   operating activities:                                   610,366     (910,242)
                                                         ---------    ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                   (173,769)    (192,668)
  Additions to intangibles                                    (892)      (1,151)
                                                         ---------    ---------

  Net cash used in investing activities                   (174,661)    (193,819)
                                                         ---------    ---------

Cash flows from financing activities:
  Increase (decrease) in short-term debt                  (311,134)     641,922
  Payments of long-term debt                               (14,512)     (19,435)
                                                         ---------    ---------

  Net cash (used in) provided by
   financing activities                                   (325,646)     622,487
                                                         ---------    ---------

Effect of exchange rate changes on cash                    (28,602)       9,062
                                                         ---------    ---------

Net increase (decrease) in cash
 and cash equivalents                                       81,457     (472,512)
Cash and cash equivalents at beginning of year             324,298      686,215
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 405,755    $ 213,703
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period
  for:
    Interest                                             $  50,060    $  22,643
    Income taxes                                             2,206       35,894

See accompanying notes to condensed consolidated financial statements.

                               Page 4 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1997


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

     Management has taken various steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue as a going concern and which it estimates will result in annual expense savings of approximately $500,000.

     Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                               Page 5 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1997


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


NOTE 6 - Inventories

     The components of inventory consist of the following:

                                                           June 30,
                                                             1997
                                                         ----------

     Raw materials                                       $  847,772
     Work-in-progress                                       364,795
     Finished goods                                         987,476
                                                         ----------

                                                         $2,200,043
                                                         ==========


NOTE 7 - Loss Per Common Share

     Loss per common share is based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury.


                               Page 6 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1997
                                   (Continued)


NOTE 8 - New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per common share reflects the weighted average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per common share in the financial statements of the Company.


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


NOTE 9 - Pre-Reorganization Tax Benefits

     The Company has available to it certain tax benefits which arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized. For the six months ended June 30, 1997 and 1996, $0 and $1,661, respectively, arising from the utilization of such unrecorded tax assets have been reported as direct additions to paid-in capital.

     Additional paid-in capital has also been credited in the

                               Page 7 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               As at June 30, 1997
                                   (Continued)


six months ended June 30, 1997 and 1996 with $0 and $833, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.




                               Page 8 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


Management's Discussion and Analysis or Plan of Operation:

Results of operations

     The Italian lira exchange rates used for the conversion of the statements of operations were the weighted average rates of exchange versus the U.S. dollar during the respective periods. The exchange rates used for the six months ended June 30, 1997 and June 30, 1996 were Lit. 1,666 and Lit. 1,564, respectively. For the quarters ended June 30, 1997 and June 30, 1996, the exchange rates used were Lit. 1,691 and Lit. 1,554, respectively. Balance sheet items have been converted at the end of period rates of exchange. On June 30, 1997, the spot rate for the lira was Lit. 1,698 versus the U.S. dollar; at December 31, 1996 it was Lit. 1,518.

     The effect of these exchange rate fluctations on the financial statements has been to decrease, as compared to the comparable periods in the prior year, the reported dollar amounts of those items relating to 1997 which were initially denominated in Italian lire. Revenues and expenses for the current quarter and the year to date have been decreased by 8.8% and 6.5%, respectively, while the values on the balance sheet at June 30, 1997 have been decreased by 11.9% as compared to those at December 31, 1996.

     Net sales of the Company for the quarter ended June 30, 1997 were $1,998,109, 12.2% less than net sales of $2,276,414 for the quarter ended June 30, 1996. Adjusting for the exchange rate change, net sales for the quarter ended June 30, 1997 were 6.6% less than those for the comparable period in 1996.

     Sales of Italiana Luce, when expressed in lire, fell 14.1% during the second quarter of 1997 versus 1996 reflecting principally the continued extreme softness of consumer demand in Europe for Italian lighting fixtures of contemporary design. Many other Italian lighting manufacturers in this market niche appear to be experiencing the same substantial drop in revenues.

     Sales in North America during the quarter were 14.5% ahead of the prior year. Sales of the Foscarini line showed especially strong gains. Effective June 30, 1997, the Company voluntarily relinquished its right to distribute the Nemo line in the United States. To replace the Nemo line and to broaden its product offerings, the Company has reached an agreement in principle with Tre Ci Luce to become its exclusive distributor in the United States. Tre Ci Luce is a manufacturer of contemporary lighting fixtures located outside Milan, Italy. Presently, it has only limited representation in North America.

     Net sales of the Company for the six months ended June 30, 1997 were $4,315,431, 11.0% less than net sales of $4,849,273 for the six months ended June 30, 1996. Adjusting for the exchange rate change, net sales for the six months ended June 30, 1997 were 6.7%

                               Page 9 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
less than those for the comparable period in 1996. Sales of Italiana Luce, when expressed in lire, fell by 13.6% while sales of IL USA rose by 13.7%.

     Gross profit as a percent of net sales was 37.1% for the quarter ended June 30, 1997, compared to 38.2% for the quarter ended June 30, 1996. For the six months ended June 30, 1997, gross profit was 39.1% of net sales versus 42.3% for the same period in 1996. The decrease in the percentage gross profit margin was due principally to heavy price discounting by Italiana Luce. The lower margin also reflects the effects of close out sales. In order to focus on its core business, the Company has discontinued both its Le Stelle line of traditional Venetian design lamps and many of its slow-moving contemporary design products. The gross profit margin of IL USA has been positively affected by the lower cost of imports from Italy thanks to a 12% reduction in the value of the lira against the U.S. dollar since the beginning of the year.

     Selling, general and administrative expenses were 44.8% and 41.6% of net sales for the quarter and six months, respectively, ended June 30, 1997 compared to 58.9% and 52.3%, respectively, for the comparable periods in 1996. The reduction in expenses as a percent of net sales is a result principally of the actions taken by the Company during the first quarter to reduce its headcount and cut back on its warehouse space. Costs associated with these measures were written off against the $165,000 restructuring charge included in the financial statements for the year ended December 31, 1996. In addition, the Company has eliminated during 1997 much of its advertising expenditures in Europe.

     Excluding the cut backs in advertising expenditures, expenses which are variable with sales, and the foreign exchange effects of the changing relationship of the lira against the dollar, selling, general and administrative expenses for the three and six months ended June 30, 1997, were approximately $210,000 and $415,000, respectively less than in the comparable periods in 1996.


Liquidity and Capital Resources

     The Company's current major source of financing is its short term lines of credit with certain Italian banks. The Company uses these facilities primarily to fund its seasonal needs. The lines of credit total Lit. 6.5 billion ($3.8 million when converted at the end of period rate of exchange) of which Lit. 2.1 billion ($1.2 million) had been drawn down at June 30, 1997.

     The persistent economic problems in the Company's major European markets and the resultant decline in its sales revenue have adversely affected its liquidity and financial flexibility.

                               Page 10 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

During 1996, the Company took actions which it is anticipated will reduce its annual fixed costs by approximately $500,000. The Company has also taken actions during 1997 to reduce its discretionary spending. Although there can be no assurance that these measures will be sucessful, the Company presently believes that the steps it has taken, supplemented by the amounts available under its short-term lines of credit, will provide sufficient liquidity to fund its operations.



                               Page 11 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on May 22, 1997.

     (b)  Not applicable because:

          (i) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated April 21, 1997; and (iii) all such nominees were elected.

     (c)  The matters voted upon at the Meeting were as follows:

          (i) The election of five directors of the Company.

                    Keith G. Frey

                    FOR                       68,846,869
                    WITHHOLD AUTHORITY         4,537,036


                    Luigi Giroletti

                    FOR                       68,846,869
                    WITHHOLD AUTHORITY         4,537,036


                    Michel F. Leemans

                    FOR                       68,773,704
                    WITHHOLD AUTHORITY         4,610,201


                    Thomas R. Reardon

                    FOR                       68,846,786
                    WITHHOLD AUTHORITY         4,537,119


                    Lewis G. Singer

                    FOR                       68,846,869
                    WITHHOLD AUTHORITY         4,537,036



                               Page 12 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders.
        (Continued).

               (ii) A proposal to ratify the Board of Director's selection of Grant Thornton to serve as the Company's independent accountants for 1997.

                    FOR                        71,194,568
                                               ----------
                    AGAINST                     2,125,936
                                               ----------
                    ABSTENTIONS AND
                      BROKER NON-VOTES             63,401
                                               ----------


Item 6. Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1997.



                               Pafe 13 of 14 pages

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


                                             IL INTERNATIONAL INC.
                                             ---------------------
                                                 (Registrant)





August 1, 1997                               By  /s/ Keith G. Frey
                                                 ------------------
                                                 Keith G. Frey
                                                 Vice President, Finance and
                                                 Administration and Chief
                                                 Financial Officer




                               Page 14 of 14 pages