Form 10QSB
period 1997-09-30
IL INTERNATIONAL INC
filed 1997-11-06
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ______________

                         Commission File number 0-14575

                              IL INTERNATIONAL INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                 06-1331343
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

             400 Long Beach Boulevard, Stratford, Connecticut 06497
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 378-4000
                    ----------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  x                               No ___

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes  x                               No ___

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 1997: 79,375,497 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format (Check one:)

           Yes  ___                             No  x


                               Page 1 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                   September 30,    December 31,
                                                       1997            1996
                                                   -------------    ------------
                   ASSETS
Current assets:
  Cash and cash equivalents                         $   563,197     $   324,298
  Trade accounts receivable, net                      1,907,393       2,675,435
  Inventories, net                                    1,930,625       2,488,006
  Other current assets                                  200,567         368,793
                                                    -----------     -----------

     Total current assets                             4,601,782       5,856,532

Plant and equipment, net                                642,831         775,529
Intangibles, net                                         11,639          32,445
Other assets                                             56,495          68,635
                                                    -----------     -----------

     Total Assets                                   $ 5,312,747     $ 6,733,141
                                                    ===========     ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                   $ 1,549,387     $ 1,704,354
  Current installments of long-term debt                 21,393          35,642
  Accounts payable                                      640,994         922,612
  Income taxes payable                                    2,722             325
  Other accrued liabilities                             985,675       1,371,674
                                                    -----------     -----------

     Total current liabilities                        3,200,171       4,034,607

Long-term debt, excluding current installments           11,628          30,104
Other liabilities                                       366,786         482,715
                                                    -----------     -----------

     Total Liabilities                                3,578,585       4,547,426
                                                    -----------     -----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized 100,000,000 shares;
     issued 79,375,497 shares                           793,755         793,755
 Additional paid-in capital                           2,229,415       2,229,415
 Retained earnings                                     (701,277)       (467,643)
 Foreign currency translation adjustments              (523,878)       (305,959)
 Treasury stock at cost
   - 2,554,113 common shares                            (63,853)        (63,853)
                                                    -----------     -----------

     Total stockholders' equity                       1,734,162       2,185,715
                                                    -----------     -----------

     Total Liabilities and Stockholders' Equity     $ 5,312,747     $ 6,733,141
                                                    ===========     ===========


See accompanying notes to condensed consolidated financial statements.


                               Page 2 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                              Nine months ended              Quarter ended
                                 September 30,               September 30,
                             1997          1996          1997          1996
                             ----          ----          ----          ----

Net sales                 $ 6,000,219   $ 6,851,132   $ 1,684,788   $ 2,001,859
Cost of sales               3,616,926     3,990,496       989,336     1,194,266
                          -----------   -----------   -----------   -----------

Gross profit                2,383,293     2,860,636       695,452       807,593
Selling, general and
  administrative
  expenses                  2,531,666     3,545,982       736,136     1,009,055
                          -----------   -----------   -----------   -----------

Operating loss               (148,373)     (685,346)      (40,684)     (201,462)

Other income (expense):
  Interest income               9,336         5,694         2,015         1,386
  Interest expense            (84,946)      (66,510)      (19,987)      (32,169)
                          -----------   -----------   -----------   -----------

Loss before
  income taxes               (223,983)     (746,162)      (58,656)     (232,245)
Income taxes                   28,347      (255,813)       21,788       (89,575)
                          -----------   -----------   -----------   -----------

Net loss                  $  (252,330)  $  (490,349)  $   (80,444)  $  (142,670)
                          ===========   ===========   ===========   ===========


Loss per
  common share:           $   (0.0033)  $   (0.0064)  $   (0.0011)  $   (0.0019)
                          ===========   ===========   ===========   ===========


Weighted average
  number of common
  shares outstanding:      76,821,384    76,821,384    76,821,384    76,821,384
                          ===========   ===========   ===========   ===========


                               Page 3 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                      --------------------------
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net loss                                            $  (252,330)  $  (490,349)

  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                         236,443       270,139
    Other                                                 (38,220)        7,289

    Change in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                         501,667       354,925
        Inventories                                       322,519      (763,946)
        Other current assets                              135,425      (487,091)
        Other long-term assets                                683           390
      Increase (decrease) in:
        Accounts payable                                 (177,888)     (437,641)
        Income taxes payable                                2,387       (23,202)
        Other accrued liabilities                        (301,098)      (20,067)
                                                      -----------   -----------

  Net cash provided by (used in)
   operating activities:                                  429,598    (1,589,553)
                                                      -----------   -----------

Cash flows from investing activities:
  Additions to plant and equipment, net                  (176,200)     (303,265)
  Additions to intangibles                                   (886)       (1,624)
                                                      -----------   -----------

  Net cash used in investing activities                  (177,086)     (304,889)
                                                      -----------   -----------

Cash flows from financing activities:
  Increase (decrease) in short-term debt                   44,758     1,506,129
  Payments of long-term debt                              (23,720)      (28,333)
                                                      -----------   -----------

  Net cash provided by financing activities                21,038     1,477,796
                                                      -----------   -----------

Effect of exchange rate changes on cash                   (34,651)       14,299
                                                      -----------   -----------

Net increase (decrease) in cash
 and cash equivalents                                     238,899      (402,347)
Cash and cash equivalents at beginning of year            324,298       686,215
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   563,197   $   283,868
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                          $    68,494   $    24,521
    Income taxes                                            2,498        13,665


See accompanying notes to condensed consolidated financial statements.


                               Page 4 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1997

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

            Management has taken various steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue as a going concern and which it estimates will result in annual savings in fixed expenses of approximately $500,000.

            Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


                               Page 5 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1997

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

NOTE 4 - Inventories

            The components of inventory consist of the following:

                                                       September 30,
                                                           1997
                                                      --------------
Raw materials                                          $   809,733
Work-in-progress                                           334,186
Finished goods                                             786,706
                                                       -----------
                                                       $ 1,930,625
                                                       ===========

NOTE 5 - Loss Per Common Share

            Loss per common share is based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury.


                               Page 6 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             As at Sepember 30, 1997
                                   (Continued)

NOTE 6 - New Accounting Pronouncement

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

NOTE 7 - Income Taxes

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

NOTE 8 - Pre-Reorganization Tax Benefits

            The Company has available to it certain tax benefits which arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized. For the nine months ended September 30, 1997 and 1996, $18,696 and $0, respectively, arising from the utilization of such unrecorded tax assets have been reported as direct additions to paid-in capital.

            Additional paid-in capital has also been credited in the


                               Page 7 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                            As at September 30, 1997
                                   (Continued)


nine months ended September 30, 1997 and 1996 with $0 and $840, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.


                               Page 8 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Management's Discussion and Analysis or Plan of Operation:

Results of operations

            The Italian lira exchange rates used for the conversion of the statements of operations were the weighted average rates of exchange versus the U.S. dollar during the respective periods. The exchange rates used for the nine months ended September 30, 1997 and September 30, 1996 were Lit. 1,677 and Lit. 1,552, respectively. For the quarters ended September 30, 1997 and September 30, 1996, the exchange rates used were Lit. 1,706 and Lit. 1,521, respectively. Balance sheet items have been converted at the end of period rates of exchange. On September 30, 1997, the spot rate for the lira was Lit. 1,720 versus the U.S. dollar; at December 31, 1996 it was Lit. 1,518.

            The effect of these exchange rate fluctations on the financial statements has been to decrease, as compared to the comparable periods in the prior year, the reported dollar amounts of those items relating to 1997 which were initially denominated in Italian lire. Revenues and expenses for the current quarter and the year to date have been decreased by 12.2% and 8.1%, respectively, while the values on the balance sheet at September 30, 1997 have been decreased by 13.3% as compared to those at December 31, 1996.

            Net sales of the Company for the quarter ended September 30, 1997 were $1,684,788, 15.9% less than net sales of $2,001,859 for the quarter ended September 30, 1996. Adjusting for the exchange rate change, net sales for the quarter ended September 30, 1997 were 8.7% less than those for the comparable period in 1996.

            Sales of Italiana Luce, when expressed in lire, fell 11.6% during the third quarter of 1997 versus 1996 reflecting principally the continued extreme softness of consumer demand in Europe for Italian lighting fixtures of contemporary design. As in prior years, the operations of Italiana Luce were closed for the month of August.

            Sales in North America in the quarter were slightly below those for the prior year with many of the Company's major stocking dealers reporting soft sales throughout the summer for lighting fixtures in general. In September 1997, the Company signed a long-term agreement with Tre Ci Luce to become its exclusive distributor in the United States. Tre Ci Luce is a manufacturer of contemporary lighting fixtures located outside Milan, Italy. Presently, it has only limited representation in the United States. The Company plans to commence the sell-in of this new line in late November with initial deliveries to customers scheduled for early January 1998.

            Net sales of the Company for the nine months ended September 30, 1997 were $6,000,219, 12.4% less than net sales of


                               Page 9 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

$6,851,132 for the nine months ended September 30, 1996. Adjusting for the exchange rate change, net sales for the nine months ended September 30, 1997 were 7.3% less than those for the comparable period in 1996. Sales of Italiana Luce, when expressed in lire, fell by 13.1% while sales of IL USA rose by 8.7%.

            Gross profit as a percent of net sales was 41.2% for the quarter ended September 30, 1997, compared to 40.3% for the quarter ended September 30, 1996. This improvement in the percentage gross profit margin was attributable to the lower cost of imports for IL USA resulting from the weaker lira. For the nine months ended September 30, 1997, gross profit was 39.7% of net sales versus 41.8% for the same period in 1996. The lower gross profit margin percentage was due to heavy price discounting by Italiana Luce as it tried to boost revenue, and to the effects of close out sales. In order to focus on its core business, the Company has discontinued both its Le Stelle line of traditional Venetian design lamps and many of its slow-moving contemporary design products.

            Selling, general and administrative expenses were 43.7% and 42.2% of net sales for the quarter and nine months, respectively, ended September 30, 1997 compared to 50.4% and 51.8%, respectively, for the comparable periods in 1996. The reduction in expenses as a percent of net sales was a result principally of the actions taken by the Company during the first quarter to reduce its headcount and cut back on its warehouse space. Costs associated with these measures were written off against the $165,000 restructuring charge included in the financial statements for the year ended December 31, 1996. In addition, the Company has eliminated during 1997 much of its advertising expenditures in Europe as well as cutting drastically its discretionary expenses.

            Excluding the cut backs in advertising expenditures, expenses which are variable with sales, and the foreign exchange effects of the changing relationship of the lira against the dollar, selling, general and administrative expenses for the three and nine months ended September 30, 1997, were approximately $125,000 and $525,000, respectively less than in the comparable periods in 1996.

Liquidity and Capital Resources

            The Company's current major source of financing is its short term lines of credit with certain Italian banks. The lines of credit total Lit. 7.45 billion ($4.3 million when converted at the end of period rate of exchange) of which Lit. 2.7 billion ($1.5 million) had been drawn down at September 30, 1997.

            The persistent economic problems in the Company's major European markets and the resultant decline in its sales revenue have


                               Page 10 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
adversely affected its liquidity and financial flexibility.

            During 1996, the Company took actions which it anticipated would reduce its annual fixed costs by approximately $500,000. The Company has also taken actions during 1997 to reduce its discretionary spending. Although there can be no assurance that these measures will be sucessful, the Company presently believes that the steps it has taken, supplemented by the amounts available under its short-term lines of credit, will provide sufficient liquidity to fund its operations.


                               Page 11 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1997.


                               Page 12 of 13 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IL INTERNATIONAL INC.
                                       --------------------------------
                                            (Registrant)





November 3, 1997                       By /s/ Keith G. Frey
                                          -----------------------------
                                          Keith G. Frey
                                          Vice President, Finance and
                                          Administration and Chief
                                          Financial Officer


                               Page 13 of 13 pages