Form 10KSB
period 1997-12-31
IL INTERNATIONAL INC
filed 1998-03-06
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|x|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

                         Commission File number 0-14575

                              IL INTERNATIONAL INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            06-1331343
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

400 Long Beach Boulevard,
Stratford, Connecticut                                         06497
----------------------------------------                  ---------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (203) 378-4000
                          --------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes |X|                               No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


                               Page 1 of 46 pages
                            Exhibit Index at page 44

            The issuer's revenues for its most recent fiscal year were $8,230,730.

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

            Aggregate market value as of March 4,
            1998.................$396,900

            Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

            Yes   |X|                        No |_|

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Common stock, $.01 par value, as of March 4,
            1998.............. 79,375,497 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

            List hereunder the documents, all or portions of which are incorporated by reference herein and the Part of the Form 10-KSB into which the document is incorporated:

            Part III -- Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on May 28, 1998.

Transitional Small Business Disclosure Format (Check one:)

            Yes |_|                          No |X|

                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

            IL International Inc. (the "Company") was incorporated in Delaware on June 13, 1991.

            The Company's business, transacted through its operating subsidiaries, is the design, marketing and worldwide distribution of contemporary lamps and lighting products.

Operating Units

            Italiana Luce and IL USA, Inc. (formerly known as "PAF USA, Inc."), a Delaware corporation ("IL USA"), are the Company's two operating subsidiaries. Italiana Luce, which is based in Settimo Milanese, a suburb of Milan, Italy, designs, markets and distributes worldwide high quality contemporary lamps and lighting products. Italiana Luce's products are manufactured by a network of subcontractors, some of which work almost exclusively for Italiana Luce, using molds owned by Italiana Luce. IL USA is the exclusive distributor of Italiana Luce's products in the United States and Canada.

            Incorporated in 1975, Italiana Luce shipped its first products, principally classic hand-blown Venetian glass lamps, in early 1979. In 1984, Italiana Luce introduced the first of its modern design lamps and began to phase out its traditional product line. In 1993, a new line of traditionally designed, high quality, hand-blown lamps was marketed under the Le Stelle trade name.

            Italiana Luce currently sells 32 collections of lighting products consisting of about 290 line items. In the United States the suggested retail prices of these fixtures range from $105 to $1,875 with an estimated weighted average list price of $315. Actual selling prices in the United States for portable fixtures are commonly 10% to 20% below the suggested retail prices. Prices of these products are generally higher in the rest of the world.

            In 1993, IL USA acquired distribution rights in

North America for certain lighting products of contemporary design produced by two non-affiliated Italian lighting manufacturers, Nemo S.r.l. ("Nemo") and Effetre Industriale S.p.A. In October 1994, IL USA also began to distribute in the United States a line of lighting products produced by Foscarini Murano S.p.A. ("Foscarini"), located near Venice, Italy. Besides its contemporary line of lighting fixtures featuring high quality hand-blown Venetian glass, Foscarini offers an array of classic custom designed chandeliers. Effective June 30, 1997, IL USA voluntarily relinquished its rights to distribute the Nemo line and subsequently signed an agreement with Tre Ci Luce snc ("Tre Ci Luce"), a manufacturer of contemporary lighting fixtures located outside Milan, Italy, to become its exclusive distributor in the United States. Shipments of the Tre Ci Luce line began in late January 1998.

            In total, the lines of non-affiliated product now currently represented by IL USA consist of 53 collections of lighting products or about 1,000 line items (excluding custom-made products). The fixtures have suggested retail selling prices which range from $95 to $3,200. During 1997, the estimated weighted average list price was $425.

Industry Segments

            The Company operates within the lighting segment of the interior furnishings market. Sales are made principally to the residential sector of the market. The Company considers its present product line to comprise a single industry segment.

Design

            The Company's design policy is to develop innovative contemporary lighting products directed at the higher-end of the lighting market. The Company does not have an in-house design group but instead develops its designs in close cooperation with a small group of top architects and designers recognized for their excellence in the field of modern design. In order to assure that new product development is directly focused on market needs, the Company outlines for its designers current market trends both in design and material content, identifies product niches, and sets price guidelines. The majority of the designers create lighting products exclusively for the Company. The "Italiana Luce Collection" has been created principally by Italian designers such as Mario Barbaglia,

Marco Colombo and Stefano Marcato. Ferdinand Porsche of F.A. Porsche Design, a prominent German design group, has also designed products for the Company. Italiana Luce's products have been exhibited in various museums of modern art in Europe, the United States and South America. They have also been highly acclaimed by contemporary design periodicals throughout the world.

Marketing

            The majority of the Company's products are sold in Western Europe where the top three markets are Italy, Germany and France. Sales in the United States and Canada account for about 30% of worldwide sales when expressed in U.S. dollars. The Company also sells its products in Japan, Australia and certain countries in South America. Products are distributed to the retail consumer through independent stores, furniture stores, department stores and mail order houses. Fixtures are also sold directly to contractors, purchasing agents, architects and designers for use in commercial applications such as offices, hospitality centers and restaurants.

            The residential markets around the world for high-end lighting fixtures of contemporary design have been very soft for the past few years while the contract market has seen some growth over the same period. As a result, the Company has taken steps to increase its presence in the contract market. It is estimated that currently less than 15% of the Company's sales are made directly to the contract market. An additional unquantifiable volume of sales is made to third parties who themselves sell the products into the contract market.

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

            The Company's marketing strategy is directed primarily at the residential segment of the lighting market. Marketing efforts of the sales representatives, who call principally on retail outlets, are supplemented by promotional programs, including catalogue mailings, incentive plans, attendance at trade shows, and national advertising through trade and popular interior design publications. The generally weak economies in Europe in recent years have negatively affected the Company's sales and cash flow. To conserve its resources, the Company has advertised only sparingly in recent years. Instead, the Company has increased the level of its promotional activities to the trade.

Competition

            In each of the countries in which the Company markets its products, the residential lighting sector of the interior furnishings industry is highly competitive and fragmented, with many hundreds of companies operating within it. The Company's major worldwide competitors in the high-end, contemporary lighting sector of the interior furnishings market are Artemide, Flos, Leucos and Luce Plan. Other competitors in the United States include George Kovacs and Koch & Lowy. Some of the Company's competitors have greater financial and operating resources than the Company. In addition, there is strong competition from imports from the Far East which are priced substantially lower than the Company's products, are often very similar in design, and are generally of a lower quality.

            The Company believes its principal competitive advantages to be its superior design capability, the Italian provenance of its products, the brand name recognition of its products in the trade, and its professional management.

Seasonality

            Because it is the custom in Italy, as it is in much of Europe, to shut down operations during the month of August, shipments for the third quarter of the calendar year have historically accounted for approximately 15% of total annual sales. The first and fourth quarters of the year have in most recent years each accounted for close to 30% of total annual sales.

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

Restructuring of Italiana Luce

            Confronted with continued weak demand for its products in every major market in continental Europe and with no prospect of any improvement during 1997, the Company determined that more radical cost cutting measures than those previously undertaken were necessary. Consequently, the Company implemented a plan in early 1997 to revise its operating and financial requirements. Actions taken included close-out of a number of slower selling products and liquidation of the Le Stelle line of traditional Venetian-style fixtures, termination of one-third of the Company's workforce in Italy; reduced compensation for the Company's officers and directors; cancellation of a lease on approximately 13,000 square feet of warehouse space at Italiana Luce; and elimination in Italy of all advertising. Savings in 1997 resulting from these actions are estimated to have been in excess of $500,000.

Employees

            At December 31, 1997, the Company had 26 full-time employees and one part-time employee. Fifteen full-time employees and the part-time employee were employed in executive, management, sales, administrative, and clerical positions and 10 in warehousing, shipping, assembly and technical support.

            Manufacture of the Company's products is undertaken by small independent subcontractors in Italy. Each subcontractor produces a limited number of the

Company's products. For many of the larger selling volume items, the Company has two or more sources of supply.

            Although the Company has no collective bargaining arrangements, all of its employees in Italy are covered by broad national wage and benefit agreements mandated by various agencies of the Italian central government. The Company considers its employee relations to be satisfactory.

Foreign and Domestic Operations

            A summary of the Company's operations by geographical area for the years ended December 31, 1997 and 1996 is as follows:

                                                       Years Ended December 31,
                                                         1997           1996
                                                     -----------    -----------
Net sales to unaffiliated customers:
  United States (a)                                  $ 2,509,174    $ 2,381,598
  Italy                                                2,513,690      3,389,958
  Germany                                              1,198,460      1,560,432
  Other countries                                      2,009,406      2,403,506
                                                     -----------    -----------
                Total                                $ 8,230,730    $ 9,735,494
                                                     ===========    ===========
Net sales between geographic areas (b):
  Italy                                              $   807,543    $   877,620
                                                     ===========    ===========
Operating profits/(losses):
  United States                                      $   187,942    $    27,562
  Italy                                                 (701,791)      (741,977)
                                                     -----------    -----------
               Total                                 $  (513,849)   $  (714,415)
                                                     ===========    ===========

                                                             December 31,
                                                         1997           1996
                                                     -----------    -----------
Identifiable assets:
  United States                                      $ 1,063,640    $ 1,078,840
  Italy                                                3,970,123      5,654,301
                                                     -----------    -----------
                Total                                $ 5,033,763    $ 6,733,141
                                                     ===========    ===========

----------
(a) Includes export sales of $47,394 and $45,132 during the years ended December 31, 1997 and 1996, respectively.
(b) Net sales between geographic areas refers to products sold by Italiana Luce to IL USA. These sales have been eliminated in consolidation.

ITEM 2. DESCRIPTION OF PROPERTY.

            The Company's executive offices are located at 400 Long Beach Boulevard, Stratford, Connecticut where the Company leases 800 square feet of office space from IL USA.

            The offices of Italiana Luce are located at Via Edison, 118, Settimo Milanese, Italy. The leased premises consist of offices of approximately 3,200 square feet and a warehouse of approximately 26,000 square feet.

            The Company's distribution center in the United States is leased by IL USA and is located at 400 Long Beach Boulevard, Stratford, Connecticut. It consists of offices of approximately 1,600 square feet and a warehouse of approximately 9,120 square feet.

            The Company's total annualized rental expense in 1997 was $198,305. Leases generally are subject to periodic rent adjustments. Current leases expire at varying times between 1998 and 2003.

            The Company anticipates that it will be able to renew its leases upon their expiration or lease other facilities on comparable terms if the current leases are not renewed. The Company believes that its facilities are well maintained and are of adequate size in Italy for its projected needs in the near term. The Company is looking to lease larger space in the United States at the expiration of its lease at September 30, 1998 in order to accommodate its projected business growth.

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

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Company's common stock is quoted on the OTC ("Over-The-Counter") Bulletin Board under the symbol ILIL, and is included in the National Quotation Bureau's "Pink Sheets".

            The quarterly high and low bid prices of the Company's common stock during 1996 and 1997 are set forth below. Prices are as reported by the National Quotation Bureau, LLC.

                                                             High          Low
                                                            -------      -------
1996
----
First Quarter                                               $0.01        $0.01
Second Quarter                                               0.02         0.01
Third Quarter                                                0.02         0.015
Fourth Quarter                                               0.015        0.01

1997
----
First Quarter                                               $0.01        $0.006
Second Quarter                                               0.006        0.001
Third Quarter                                                0.0015       0.001
Fourth Quarter                                               0.005        0.001

            The foregoing OTC quotations are inter-dealer quotations without retail markup, markdown or commission and may not represent actual transactions.

            On March 3, 1998, the Company estimates that it had 1,750 shareholders, comprised of 460 shareholders of record and 1,290 beneficial shareholders whose shares are being held in brokerage firm accounts in "street name."

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

Results of operations

            The Italian lira continued its roller-coaster ride against the U.S. dollar during 1997. The weighted average exchange rate of the lira used in the conversion of Italiana Luce's income statement for 1997 was 9.5% less than that used in 1996. The comparable 1996 rate was 5.2% greater than that for 1995.

            Net sales for the Company for the year ended December 31, 1997 were $8,230,730, a decrease of 15.5% on net sales of $9,735,494 for the year ended December 31, 1996.

            Expressed in lire, net sales for the year ended December 31, 1997, exclusive of sales in North America, fell 14.8% as compared to 1996. With continental Europe continuing to experience high unemployment and stagnant economies, the Company's sales declined in all major

European markets.

            Sales in North America rose 5.5% in 1997. Strong sales of the Foscarini line more than offset a decline in the Rialto line and only partial year sales from the Nemo line for which IL USA voluntarily relinquished distribution rights in early 1997. In September 1997, The Company signed a long-term agreement with Tre Ci Luce to become its exclusive distributor in the United States. Tre Ci Luce is a manufacturer of contemporary lighting fixtures located outside Milan, Italy and previously had been only sparsely represented in the United States. Initial shipments of Tre Ci Luce products were made in late January 1998.

            The gross profit margin for 1997 was 39.8% of net sales compared to 41.6% in 1996. The drop in the gross profit percentage was due principally to heavy price promotions offered by Italiana Luce in its efforts to boost volume and the close out, in connection with its restructuring plan, of a number of slower selling line items as well as the complete Le Stelle line of traditional Venetian-style lighting fixtures. The weaker lira enabled IL USA to improve its margins and to price promote its portable fixtures aggressively.

            Selling, general and administrative expenses for 1997 were 41.4% of net sales compared to 47.2% in 1996. The substantial drop in expenses as a percentage of net sales was directly attributable to the restructuring plan implemented by the Company in early 1997 and for which a reserve of $165,000 was charged against 1996 income. Actions taken in addition to the inventory reduction measures mentioned above included termination of one-third of the Company's workforce in Italy; reduced compensation for the Company's officers and directors; cancellation of a lease on approximately 13,000 square feet of warehouse space at Italiana Luce; and elimination in Italy of all advertising.

            Despite these significant steps which resulted in estimated savings during 1997 of approximately $500,000, the Company has continued to lose money. With further meaningful restructuring difficult to envision, management determined that it would be in the best interests of the stockholders if the Company were sold and, to that end, on March 5, 1998 signed a conditional agreement to sell substantially all of its assets to Nemo S.r.l. ("Nemo"), located near Milan, Italy and a subsidiary of Cassina

S.p.A., a major European contemporary furniture manufacturer. See Footnotes 1[B] Basis of Presentation and (21) Subsequent Event for further discussion).

            As a result of this possible sale and in conformity with new reporting requirements relating to the accounting for the impairment of long-lived assets, the Company wrote down the value of its fixed assets and intangibles at December 31, 1997 by $380,000 to reflect the price to be paid by Nemo for certain of these assets plus the estimated net proceeds from the liquidation of the fixed assets which Nemo has elected not to acquire.

            In 1996, because of the poor financial performance of the Company and with no certainty of any immediate improvement, management decided not to recognize $262,193 of deferred tax assets arising in Italy in 1996, principally the net operating loss carryforward, and to write off the balance of $308,947 of deferred tax assets brought forward from prior years.

Financial Condition

            Capital expenditures, inclusive of expenditures on intangible assets, were $161,643 and $304,032 for the years ended December 31, 1997 and 1996, respectively.

            Net working capital at December 31, 1997 and December 31, 1996 was $1,436,382 and $1,821,925, respectively. Converted at the December 31, 1997 exchange rate, the 1996 net working capital was $1,606,624.

            Total assets at December 31, 1997 and December 31, 1996 were $4,670,715 and $6,733,141, respectively. Converted at the December 31, 1997 exchange rate, the 1996 total assets were $5,851,521.

Liquidity and Capital Resources

            The Company's current major source of financing is its short-term lines of credit with certain Italian banks. The Company currently uses these facilities to finance its day-to-day operations. The lines of credit totalled Lit. 7,450,000,000 at December 31, 1997 ($4,214,000 when converted at the
December 31, 1997 exchange rate). Lit. 1,628,259,000 ($920,961) and Lit.
2,587,209,000 ($1,704,354 when converted at the December 31, 1996 exchange rate) was outstanding under these lines at December 31, 1997 and 1996, respectively.

            As the Company's financial position has continued to deteriorate despite the significant restructuring measures implemented during 1997, management has become increasingly concerned that its unsecured lines of credit might be withdrawn by the lenders without notice. For this and other reasons, a decision was taken in late February 1998, upon the consent of the majority stockholder, to sell substantially all of the assets of the Company to Nemo. See Footnotes 1[B] Basis of Presentation and (21) Subsequent Event for further discussion.

Currency Fluctuations

            After holding firm against the U.S. dollar during 1996, the Italian lire experienced a marked decline in 1997 falling from Lit. 1,518 on the last day of 1996 to Lit. 1,768 at the end of 1997, a drop of 16.5%.

            Since approximately 70% of the financial results of the Company are prepared initially in lire and subsequently converted to dollars, the effect of this decline has been to distort substantially the reported value of the Company's assets and, over time, the value of its sales revenue since a given amount of lire produces a lesser dollar amount upon conversion as the lira depreciates against the U.S. currency.

            The exchange rates used in the conversion of the income statements are the weighted average rates of exchange for each year, namely Lit. 1,689 in 1997 and Lit. 1,543 in 1996. The balance sheets have been converted at the end of year exchange rates. At December 31, 1997, the rate was Lit. 1,768; at December 31, 1996 it was Lit. 1,518.

Year 2000

            Many existing computer programs use two digits to identify a year in the date field. These programs were designed and developed without considering the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

            The Company has conducted a comprehensive review of its computer systems to identify the systems which could be affected by the Year 2000 issue, and is developing an implementation plan to resolve the problem. Based on this review, the Company does not believe that the cost of remediation will be material to its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

            Financial statements of the Company and its consolidated subsidiaries are set forth herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                  2. Financial Statements

                        Information with respect to this Item is contained on pages F-1 to F-22 of this Annual Report on Form 10-KSB.

            (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

Dated: March 5, 1998

                                             IL INTERNATIONAL INC.


                                             By /s/ Michel F. Leemans
                                                --------------------------------
                                                Michel F. Leemans
                                                President and Chief
                                                Executive Officer


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 5, 1998                         By /s/ Michel F. Leemans
                                                --------------------------------
                                                Michel F. Leemans
                                                President and Chief
                                                Executive Officer

Dated: March 5, 1998                         By /s/ Keith G. Frey
                                                --------------------------------
                                                Keith G. Frey
                                                Chief Financial and
                                                Accounting Officer,
                                                Vice President, Finance and
                                                Administration, and
                                                Director


Dated: March 5, 1998                         By /s/ Luigi Giroletti
                                                --------------------------------
                                                Luigi Giroletti
                                                Vice President and Director


Dated: March 5, 1998                         By /s/ Thomas R. Reardon
                                                --------------------------------
                                                Thomas R. Reardon
                                                Director


Dated: March 5, 1998                         By /s/ Lewis G. Singer
                                                --------------------------------
                                                Lewis G. Singer
                                                Director

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                          Index to Financial Statements

            The following consolidated financial statements of the Company and its subsidiaries are submitted herewith in response to Item 7 and Item 13(a)(1):

                                                       Page
                                                      Number
                                                      ------

Report of Grant Thornton LLP,
  Independent Certified Public Accountants.......      22

Consolidated Balance Sheets
  - December 31, 1997 and 1996...................      23

Consolidated Statements of Operations
  - For the Years Ended
      December 31, 1997 and 1996.................      24

Consolidated Statement of Stockholders' Equity
  - For the Years Ended
      December 31, 1997 and 1996.................      25

Consolidated Statements of Cash Flows
  - For the Years Ended
      December 31, 1997 and 1996.................      26

Notes to Consolidated Financial Statements
  - December 31, 1997 and 1996...................      27

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
   IL International Inc.

            We have audited the accompanying consolidated balance sheets of IL International Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            The Company has determined that it is no longer a going concern. However, it has not valued the individual assets and liabilities on a liquidation basis because of the pending sale of the Company as described in
Note 21 which is expected to result in the recovery of the net asset value. This conclusion is further supported by an independent valuation of the Company on an orderly liquidation basis.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IL International Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
March 1, 1998 (except for Footnotes 1[A] and 21, as to which the date is
              March 5, 1998)

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                             December 31,
                                                         1997           1996
                                                     -----------    -----------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents                          $   557,115    $   324,298
  Trade accounts receivable, less allowance
    for doubtful receivables of $309,805
    in 1997 and $356,381 in 1996                       1,834,331      2,675,435
  Inventories                                          1,801,817      2,488,006
  Other current assets                                   238,860        368,793
                                                     -----------    -----------

     Total current assets                              4,432,123      5,856,532

Plant and equipment, net                                 182,047        775,529
Intangibles, net of accumulated amortization
  of $280,527 in 1997 and $292,964 in 1996                    --         32,445
Other assets                                              56,545         68,635
                                                     -----------    -----------

     Total Assets                                    $ 4,670,715    $ 6,733,141
                                                     ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Short-term debt                                    $   920,961    $ 1,704,354
  Current installments of long-term debt                  16,255         35,642
  Accounts payable                                     1,058,652        922,612
  Income taxes payable                                       660            325
  Other accrued liabilities                              999,213      1,371,674
                                                     -----------    -----------

     Total current liabilities                         2,995,741      4,034,607

Long-term debt, excluding current installments             9,593         30,104
Other liabilities                                        335,569        482,715
                                                     -----------    -----------

     Total Liabilities                                 3,340,903      4,547,426
                                                     -----------    -----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized, 100,000,000 shares;
   issued, 79,375,497 shares                             793,755        793,755
 Additional paid-in capital                            2,248,111      2,229,415
 Retained earnings                                    (1,100,952)      (467,643)
 Foreign currency translation adjustments               (547,249)      (305,959)
 Treasury stock, at cost
   - 2,554,113 common shares                             (63,853)       (63,853)
                                                     -----------    -----------

     Total stockholders' equity                        1,329,812      2,185,715
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity      $ 4,670,715    $ 6,733,141
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                      Years Ended December 31,
                                                        1997            1996
                                                   ------------    ------------
Net sales                                          $  8,230,730    $  9,735,494
Cost of sales                                         4,956,243       5,687,962
                                                   ------------    ------------

Gross profit                                          3,274,487       4,047,532
Selling, general and
  administrative expenses                             3,408,336       4,596,947
Write-down of fixed assets                              380,000              --
Restructuring charge                                         --         165,000
                                                   ------------    ------------

Operating loss                                         (513,849)       (714,415)

Other income (expense):
  Interest income                                        20,594          15,323
  Interest expense                                     (109,398)       (108,819)
                                                   ------------    ------------

Loss before income taxes                               (602,653)       (807,911)
Income taxes                                             30,656         321,714
                                                   ------------    ------------

Net loss                                           $   (633,309)   $ (1,129,625)
                                                   ============    ============

Loss per common share - basic and diluted          $    (0.0082)   $    (0.0147)
                                                   ============    ============

Weighted average number
  of common shares outstanding:                      76,821,384      76,821,384
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 1997 and 1996

                                                                                          Foreign
                                      Common Stock          Additional                    currency                        Total
                                  Number         Par         paid-in       Retained     translation      Treasury     stockholders'
                                 of shares      value        capital       earnings      adjustment       stock           equity
                                ----------   -----------   -----------   -----------    -----------    -----------    -------------
Balance at January 1, 1996      79,375,497   $   793,755   $ 2,228,571   $   661,982    $  (423,543)   $   (63,853)   $ 3,196,912

Net loss for the year
  ended December 31, 1996           --            --            --        (1,129,625)        --             --         (1,129,625)
Utilization of deferred
  tax benefits not recorded
  as of the Effective Date          --            --               844        --             --             --                844
Unrealized foreign currency
  translation adjustment            --            --            --            --            117,584         --            117,584
                                ----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1996    79,375,497       793,755     2,229,415      (467,643)      (305,959)       (63,853)     2,185,715

Net loss for the year
  ended December 31, 1997           --            --            --          (633,309)        --             --           (633,309)
Utilization of deferred
  tax benefits not recorded
  as of the Effective Date          --            --            18,696        --             --             --             18,696
Unrealized foreign currency
  translation adjustment            --            --            --            --           (241,290)        --           (241,290)
                                ----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1997    79,375,497   $   793,755   $ 2,248,111   $(1,100,952)   $  (547,249)   $   (63,853)   $ 1,329,812
                                ==========   ===========   ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of this statement.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                  Years Ended December 31,
                                                     1997           1996
                                                 -----------    -----------
Cash flows from operating activities:
  Net loss                                       $  (633,309)   $(1,129,625)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                    313,918        432,794
    Write-down of fixed assets                       380,000           --
    Deferred tax benefits                             18,696            844
    Other                                            (88,603)       (18,654)

    Changes in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                    519,681        (61,260)
        Inventories                                  402,790        (62,689)
        Deferred taxes                                  --          308,947
        Other current assets                          90,353       (123,380)
        Other long-term assets                          (692)        (1,808)
      Increase (decrease) in:
        Accounts payable                             261,196       (565,360)
        Income taxes payable                             335        (28,016)
        Other accrued liabilities                   (236,920)        17,490
                                                 -----------    -----------

  Net cash provided by (used in)
    operating activities                           1,027,445     (1,230,717)
                                                 -----------    -----------

Cash flows from investing activities:
  Additions to plant and equipment, net             (149,171)      (242,515)
  Additions to intangibles                              (880)       (61,517)
                                                 -----------    -----------

  Net cash used in investing activities             (150,051)      (304,032)
                                                 -----------    -----------

Cash flows from financing activities:
  Increase (decrease) in short-term debt            (567,718)     1,189,677
  Payments of long-term debt                         (29,892)       (36,613)
                                                 -----------    -----------

  Net cash provided by financing activities         (597,610)     1,153,064
                                                 -----------    -----------

Effect of exchange rate changes on cash              (46,967)        19,768
                                                 -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                   232,817       (361,917)
Cash and cash equivalents at beginning of year       324,298        686,215
                                                 -----------    -----------

Cash and cash equivalents at end of year         $   557,115    $   324,298
                                                 ===========    ===========


The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

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

            The Company's business, transacted through its operating subsidiaries, is the design, marketing and worldwide distribution of contemporary lamps and lighting products.

            As more fully described in Note 21, on March 5, 1998, the Company signed a conditional agreement to sell substantially all of its assets to Nemo S.r.l., an Italian corporation ("Nemo").

(1B) Basis of Presentation

            The Company has determined that it is no longer a going concern. However, it has not valued the individual assets and liabilities on a liquidation basis because of the pending sale of the Company as described in
Note 21 which is expected to result in the recovery of the net asset value. This conclusion is further supported by an independent valuation of the Company on an orderly liquidation basis.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

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

      (c) Using Estimates in Financial Statements

            In preparing financial statements in conformity

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

      Cash and cash equivalents:

            The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

      Short-term debt:

            The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

      (e) Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand and amounts due from banks. Short-term investments which have a maturity of three months or less are considered cash equivalents.

      (f) Impairment

            In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Accordingly, when

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the carrying amounts of the respective assets if the expected future cash flows are less than the book value. In accordance with SFAS 121, the Company wrote down the value of its fixed assets in 1997 (see Note
5).

      (g) Accounting for Stock-Based Compensation Plans

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which defines the fair value based method of accounting for an employee stock option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt the fair value method or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt the fair value method, it must provide a pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied.

            SFAS 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. At present, the Company does not have any stock-based compensation plans. However, it is currently anticipated that the Company will account for any stock-based compensation plan it introduces in the future under the intrinsic method and will make the appropriate pro forma disclosures. Therefore, SFAS 123 is not expected to have any effect on the Company's consolidated financial statements.

      (h) Inventories

            Inventories are stated at the lower of cost or

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
market (net realizable value) using the first-in, first-out ("FIFO") method.

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

      (k) Income Taxes

            The provision for income taxes is computed on the basis of financial statement income. Deferred taxes result from temporary differences between the amounts reported for financial statement and income tax purposes. These temporary differences give rise to deferred tax assets. In view of the uncertainty as to whether the Company would produce sufficient taxable income in the future to utilize the benefits related to deferred tax assets available at the time of reorganization, the Company did not record those deferred tax assets in the consolidated financial statements. Instead, all such tax benefits are reported as additions to paid-in capital when realized.

      (l) Foreign Currency Translation

            The financial statements of the foreign subsidiary of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
rate at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Their effect on the statement of operations is insignificant.

      (m) Loss Per Common Share

            Loss per common share is based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury and has been computed in accordance with Statement of Financial Accounting Standards No 128, "Earnings Per Share." Basic loss per share is computed using the weighted average common shares outstanding during the period. Diluted loss per share is computed using the weighted average common shares and common equivalent shares outstanding during the period. The Company does not have any common equivalent shares outstanding.

      (n) Information about Capital Structure

            In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," is effective for financial statements issued for fiscal years ending after December 15, 1997. As the purpose of SFAS 129 was primarily to consolidate certain disclosure requirements previously contained in other pronouncements with which the Company was already in compliance, the adoption of this statement had no effect on the Company's consolidated financial statements.

(3) Fresh Start Accounting

            In 1991, the Company adopted Fresh Start Accounting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under this method, all assets and liabilities were restated to reflect the emergence equity value of the reorganized entity, which was determined to be $2,000,000.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

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

(4) Restructuring Charges

            During 1996, the Company recorded restructuring charges of $165,000. These charges related to the downsizing of the Italian operations in reaction to persistent weak demand in Europe for the Company's products. The charges consisted of $132,000 for severance and related costs and the balance principally for lease termination expenses. All employee severances occurred in February 1997 and the lease termination was effective March 31, 1997.

(5) Write-Down of Fixed Assets

            In accordance with SFAS 121 and in connection with the proposed sale of substantially all of its assets, the Company wrote down the value of its fixed assets and intangibles by $380,000 in 1997 to reflect the price to be paid by Nemo for certain of these assets (see Notes 1(A) and 21) plus the estimated net proceeds from the liquidation of the remaining fixed assets.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(6) Inventories

            Inventories consist of the following:

                                             December 31,
                                     1997                   1996
                                  ----------             ----------
Raw materials                     $  733,775             $1,076,372
Work-in-progress                     233,782                456,212
Finished goods                       834,260                955,422
                                  ----------             ----------
                                  $1,801,817             $2,488,006
                                  ==========             ==========

            Work-in-progress represents partially completed inventories acquired from third parties.

(7) Other Current Assets

            Other current assets consist of the following:

                                             December 31,
                                     1997                   1996
                                  ----------             ----------
Advances                          $   96,834             $  156,226
Credit notes receivable               33,285                  1,307
Prepaid rent                          28,641                  2,347
Catalogs                              28,423                 79,857
Tax refunds                           27,414                 40,073
Miscellaneous prepaid expenses        13,158                 13,588
Product development costs              6,640                 18,672
Interest receivable                      512                 27,495
Other                                  3,953                 29,228
                                  ----------             ----------
                                  $  238,860             $  368,793
                                  ==========             ==========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(8) Plant and Equipment

            Plant and equipment consist of the following:

                                        December 31,
                                     1997          1996
                                  ----------   -----------
Leasehold improvements            $   39,470   $    42,204
Machinery and equipment            1,773,785     1,889,472
Furniture and fixtures                12,229        14,103
                                  ----------   -----------
                                   1,825,484     1,945,779
Less accumulated depreciation
  and amortization                (1,643,437)   (1,170,250)
                                  ----------   -----------
                                  $  182,047   $   775,529
                                  ==========   ===========

            Amortization of capitalized leases amounted to $28,354 in 1997 and $39,077 in 1996.

            All fixed assets acquired prior to December 1, 1991 have been recorded at their approximate fair value in accordance with Fresh Start Accounting (see Note 3).

(10) Short-term Debt

            Loan arrangements have been established with certain Italian banks under which the Company's foreign subsidiary may borrow on an overdraft and short-term basis. These unsecured lines of credit may be terminated at the option of the banks or the Company. At December 31, 1997, the amount available under these arrangements aggregated Lit. 7,450,000,000 ($4,214,000 when converted at the December 31, 1997 exchange rate), of which Lit. 1,628,259,000 ($920,961) was outstanding, bearing a weighted average interest rate of 8.5%. At December 31, 1996, Lit. 2,587,209,000 ($1,704,354 when converted at the December 31, 1996 exchange rate) was outstanding, bearing a weighted average interest rate of 10.9%.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(9) Other Accrued Liabilities

            Other accrued liabilities consist of the following:

                                         December 31,
                                     1997         1996
                                  ----------   ----------
Salaries, benefits and
  payroll taxes                   $  169,864   $  253,807
Reorganization liabilities
  (see Note 17)                      311,711      287,218
Restructuring charge (see Note 4)      --         165,000
Sales commissions                    121,336      135,385
Product warranty reserves            104,842      122,314
Professional fees                    109,450      117,282
Royalties                             52,671      102,366
Other                                129,339      188,302
                                  ----------   ----------
                                  $  999,213   $1,371,674
                                  ==========   ==========

(11) Long-term Debt

            Long-term debt consists of the following:

                                         December 31,
                                     1997         1996
                                  ----------   ----------
Capitalized leases (see Note 14)  $   25,848   $   65,746
Less current installments            (16,255)     (35,642)
                                  ----------   ----------
                                  $    9,593   $   30,104
                                  ==========   ==========

            As of December 31, 1997, long-term debt, including current installments, matures as follows:

         1998                                  $   16,256
         1999                                       7,817
         2000                                       1,775
                                               ----------
                                               $   25,848
                                               ==========

            Cash paid for interest was $98,378 in 1997 and $104,313 in 1996.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(12) Income Taxes

            The Company and its domestic subsidiaries file a consolidated Federal income tax return. Income tax expense is computed on the basis of financial statement loss before income taxes as follows:

                                      Years Ended December 31,
                                   1997                     1996
                                ---------               ----------
Domestic                        $  63,050               $   30,917
Foreign                          (665,703)                (838,828)
                                ---------               ----------
                                $(602,653)              $ (807,911)
                                =========               ==========

          The income tax provision consists of:

                                      Years Ended December 31,
                                   1997                     1996
                                ---------               ----------
Current tax expense
   Federal                      $  18,696                $     --
   State                            2,833                    3,276
   Foreign                          9,127                  318,438
                                ---------               ----------
                                $  30,656                $ 321,714
                                =========               ==========

            Deferred tax assets are comprised of the following:

                                             December 31,
                                    1997                     1996
                                -----------              -----------
Operating loss carryforwards
  Pre-reorganization            $   763,635              $   635,835
  Post-reorganization               582,366                  428,298
Write-down of fixed assets          202,160                   --
Bad debt allowances                 139,367                  146,443
Product warranty reserves            54,043                   51,720
Inventory reserves                   55,609                   43,889
Other                                12,916                   54,518
                                -----------              -----------
     Gross deferred tax assets    1,810,096                1,360,703
     Valuation allowance         (1,810,096)              (1,360,703)
                                -----------              -----------

                                $    --                  $    --
                                ===========              ===========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

            Cash paid for income taxes was $5,050 in 1997 and $5,638 in 1996.

            In view of the uncertainty as to whether it will generate sufficient taxable income to utilize its deferred tax assets, the Company has set up an allowance equal to 100% of such deferred tax assets, inclusive of its net operating loss carryforwards.

            The provision for income taxes differs from the amount of income tax determined by applying the statutory Federal income tax rate of 34.0% to profit before income taxes as a result of the following differences:

                                  Years Ended December 31,
                                    1997           1996
                                  ---------     ---------
Computed expected tax provision   $(204,902)    $(274,689)
Foreign earnings at
  different rates                  (127,815)     (156,836)
Permanent tax differences
  in Italy                           61,664       188,723
Valuation allowance in Italy        292,490       571,140
Foreign withholding taxes             9,127        13,695
Other items                              92       (20,319)
                                  ---------     ---------

                                  $  30,656     $ 321,714
                                  =========     =========

(13) Pre-Reorganization Tax Benefits

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

            As of the Effective Date, the Company acquired from Chartwell $2,000,000 in net operating loss carryforwards which expire in 2006. These net operating loss carryforwards may be used to offset taxable income in the United States and are subject to a cumulative annual

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
limitation of $127,800. At December 31, 1997, $763,635 were available for immediate use.

            For the years ended December 31, 1997 and 1996, $18,696 and $0, respectively, arising from the utilization of unrecorded tax assets have been reported as direct additions to paid-in capital. Additional paid-in capital was also credited in 1997 and 1996 with $0 and $844, respectively, in respect of the reversal of tax liabilities set up on the Effective Date which were no longer required.

            As of December 31, 1997, pre-reorganization tax assets remaining unrecorded and potentially available toreduce future tax liabilities amounted to approximately $1,901,000, of which $1,787,000 related to tax loss carryforwards ($1,221,000 in the United States with an expiration date of 2006 and $566,000 in Italy with expiration dates between 1998 and 2002).

(14) Severance Indemnities

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

(15) Leases

            As of December 31, 1997, the Company leased certain property, plant and equipment under both capital and operating lease arrangements. Some of the operating leases provide that the Company pay taxes, maintenance, insuranceand other expenses applicable to leased premises and are subject to escalation.

            Future minimum lease payments for leases as of December 31, 1997 were as follows:

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

 Year ending                       Capital      Operating
 December 31,                      Leases        Leases
 ------------                      -------      ---------
   1998                            $18,823      $171,653
   1999                              8,769        98,416
   2000                              1,775        98,416
   2001                               --          98,416
   2002 and thereafter                --         196,833
                                   -------      --------

Total minimum lease payments        29,367      $663,734
                                                ========

Less amounts representing
  interest at an effective
  annual rate of 9.50%              (3,519)
                                   -------

Present value of minimum
  lease payments                   $25,848
                                   =======

            Rent expense was $198,305 in 1997 and $276,233 in 1996.

(16) Foreign and Domestic Operations

                                       Years Ended December 31,
                                           1997         1996
                                       ----------   ----------
Net sales by geographic area:
  United States                        $2,461,780   $2,336,466
  Italy                                 2,513,690    3,389,958
  Germany                               1,198,460    1,560,432
  France                                  419,998      571,331
  Other European countries              1,058,073    1,257,936
  Rest of the world                       578,729      619,371
                                       ----------   ----------
                                       $8,230,730   $9,735,494
                                       ==========   ==========

Net sales to unaffiliated customers:
  United States (a)                    $2,509,174   $2,381,598
  Italy                                 2,513,690    3,389,958
  Germany                               1,198,460    1,560,432
  Other countries                       2,009,406    2,403,506
                                       ----------   ----------
                                       $8,230,730   $9,735,494
                                       ==========   ==========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                                            Years Ended December 31,
                                              1997           1996
                                          -----------    -----------
Net sales between geographic areas (b):
  Italy                                   $   807,543    $   877,620
                                          ===========    ===========
Operating profits/(losses):
  United States                           $   187,942    $    27,562
  Italy                                      (701,791)      (741,977)
                                          -----------    -----------
                                          $  (513,849)   $  (714,415)
                                          ===========    ===========

                                                 December 31,
                                              1997           1996
                                          -----------    -----------
Identifiable assets:
  United States                           $ 1,063,640    $ 1,078,840
  Italy                                     3,970,123      5,654,301
                                          -----------    -----------
                                          $ 5,033,763    $ 6,733,141
                                          ===========    ===========

(a) Includes export sales of $47,394 and $45,132 during the years ended December 31, 1997 and 1996, respectively.

(b) Net sales between geographic areas refers to products sold by Italiana Luce to IL USA. These sales have been eliminated in consolidation.

(17) Contingency

            Certain potential liabilities (pre-reorganization claims) of Chartwell, principally foreign national and domestic state income taxes, are still under negotiation and are the responsibility of the Company. At December 31, 1997, the Company has received cash of $311,711, net of expenses, relating to the liquidation of certain pre-reorganization assets of Chartwell which vested in the Company on the Effective Date (see Note 1) and is included in Other Accrued Liabilities (see Note 10). In addition, the former owners of Italiana Luce have paid into escrow Lit. 125,693,000 ($71,093 when converted at the December 31, 1997 exchange rate) in respect of the potential foreign national income tax liabilities. The Company's management believes that the net

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
cash received from the liquidation of Chartwell's assets together with the amount in escrow will be sufficient to pay any agreed assessments in respect of the pre-reorganization claims. Any amounts remaining after settlement of all claims will be reported as a direct addition to paid-in capital.

(18) Related Party Transactions

            For the years ended December 31, 1997 and 1996, the Company paid $25,800 and $135,049, respectively, plus out-of-pocket expenses, for consulting services to a consulting firm of which a director and officer of the Company is a director.

            For the year ended December 31, 1997, the Company paid $15,915 for composition and related services to a desk-top publishing company affiliated with a director of the Company.

(19) 1996 Fourth Quarter Adjustment

            During the fourth quarter of 1996, the Company increased the valuation allowance for its deferred tax assets by $571,140, consisting of $262,193 which had been deferred in the current year and $308,947 which had been deferred in prior years.

(20) Recent Accounting Pronouncements

            In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires a separate financial statement showing changes in comprehensive income. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and requires reclassification of all prior-period financial statements for comparative purposes. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement will materially impact the Company's results of operations.

            In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131,

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic areas in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24 and 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

(21) Subsequent Event

            On March 5, 1998, the Company entered into an Asset Purchase Agreement ("Agreement") with Nemo S.r.l. ("Nemo"), an Italian corporation, providing for the sale of substantially all of the Company's assets and business. Consummation of the Agreement is conditional upon, among other things, clearance by the Securities and Exchange Commission and completion of certain legal formalities in Italy relating to personnel matters.

            Nemo has agreed to acquire the goodwill and operations, certain inventory and fixed assets of the Company for an aggregate estimated purchase price of $4,570,000 (when the estimated proceeds receivable in lire are converted at an exchange rate of Lit. 1,800). The Company intends to collect its receivables outstanding at the date of closing and to liquidate the inventory and fixed assets which Nemo has elected not to purchase and expects the gross proceeds therefrom will approximate $2,000,000. The Company estimates that it will have to pay approximately $3,400,000 in respect of its liabilities outstanding at the date of closing, severance pay, taxes and expenses associated with the sale and with winding up the affairs of the Company. The ultimate amount of proceeds to be received and liabilities incurred relating to the sale and liquidation of the Company may be significantly different from the amounts stated above. However, management believes that the Company will not incur a loss on such sale and liquidation.

                               Index to Exhibits*

                                                                           Page
                                                                           ----

2.1      Amended Plan of Reorganization of Chartwell                        --
         Group Ltd. and CGL Finance, Inc. dated
         August 16, 1991 (the "Amended Plan of
         Reorganization") (incorporated by reference to Exhibit 2.1 to Chartwell's Current
         Report on Form 8-K dated November 6, 1991)

2.2      Order confirming Amended Plan of                                   --
         Reorganization dated November 6, 1991
         (incorporated by reference to Exhibit 2.2 to Chartwell's Current Report on Form 8-K dated November 6, 1991)

2.3      Notice of Entry of Order Confirming Amended                        --
         Plan of Reorganization, and Discharge,
         dated November 6, 1991 (incorporated by
         reference to Exhibit 2.3 to Chartwell's
         Current Report on Form 8-K dated November 6,
         1991)

3.1      Certificate of Incorporation of the Company,                       --
         as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Current
         Report on Form 8-K dated November 27, 1991)

3.2      By-Laws of the Company, as amended to date                         --
         (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 27, 1991)

----------
* Copies of the exhibits filed with this Annual Report on Form 10-KSB or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                                                           Page
                                                                           ----

21       Subsidiaries of the Registrant                                     46

24       Power of Attorney (see "Power of Attorney"                         --
         in Form 10-KSB)

                                   Exhibit 21

                      SUBSIDIARIES OF IL INTERNATIONAL INC.

      IL International Inc. has the following subsidiaries:

      1. Italiana Luce S.r.l, an Italian corporation.

      2. IL USA, Inc., a Delaware corporation.

      3. IL (Stratford), Inc., a Delaware corporation.