Form 10KSB/A
period 1997-12-31
IL INTERNATIONAL INC
filed 1998-04-30
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 AMENDMENT NO 1

(Mark One)

|x|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1997
                                             -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File number 0-14575
                                                -------

                              IL INTERNATIONAL INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                       06-1331343
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

400 Long Beach Boulevard,
Stratford, Connecticut                                      06497
----------------------------------------                ------------
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

           Yes  |x|                              No  |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


                               Page 1 of 53 pages
                            Exhibit Index at page 51

            The issuer's revenues for its most recent fiscal year were $8,230,730.

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

            Aggregate market value as of March 4,
            1998..............$396,900

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

                                      None.

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

                                                    High          Low
                                                    ----          ---
1996
----
First Quarter                                     $ 0.01        $ 0.01
Second Quarter                                      0.02          0.01
Third Quarter                                       0.02          0.015
Fourth Quarter                                      0.015         0.01

1997
----
First Quarter                                     $ 0.01        $ 0.006
Second Quarter                                      0.006         0.001
Third Quarter                                       0.0015        0.001
Fourth Quarter                                      0.005         0.001

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

Results of operations

            The functional currency of the Company's foreign subsidiary, Italiana Luce, is the Italian lira. The Company translates all assets and liabilities of Italiana Luce at year-end exchange rates, all income and expense accounts at average rates, and records adjustments resulting from the translation in a separate component of stockholders' equity.

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

Foreign Currency Exposure

            The Company does not hedge its foreign currency exposure arising in connection with its trading activities principally because the lira has been trending weaker in recent years against most of the other major currencies in which the Company transacts its business. In Europe, Italiana Luce invoices its customers outside Italy in their local currencies and has realized modest foreign exchange gains on such sales. IL USA purchases all its product from Italy in Italian lira and has been able to improve its margins as the lira has fallen against the U.S. dollar.

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

Liquidity and Capital Resources

            The Company's current major source of financing is its short-term lines of credit with certain Italian banks. These lines of credit are unsecured and can be revoked by the banks without notice and for any reason. There are no contractual limitations imposed by the banks on the Company's or its subsidiaries ability to incur debt. Nor are there any financial ratios or other covenants to which the Company must adhere.

            The Company currently uses these lines of credit to finance its day-to-day operations. These facilities totalled Lit. 7,450,000,000 at December 31, 1997 ($4,214,000 when converted at the December 31, 1997 exchange rate). Lit. 1,628,259,000 ($920,961) and Lit. 2,587,209,000 ($1,704,354 when converted at the December 31, 1996 exchange rate) was outstanding under these lines at December 31, 1997 and 1996, respectively.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The following information relates to all directors and executive officers of the Company.

Michel F. Leemans

            Mr. Leemans, age 59, has been President and Chief Executive Officer and a Director of the Company since prior to 1993. He was President and Chief Executive Officer of Sofinance S.r.l., an investment banking firm, from prior to 1993 to 1994 and has been a Director since prior to 1993. He has been President and Chief Executive Officer of Clac S.r.l., an advertising agency, since prior to 1993.

Keith G. Frey

            Mr. Frey, age 58, has been Vice President, Finance and Administration, Chief Financial Officer and a Director of the Company since prior to 1993. He has also been President of IL USA, Inc., an operating subsidiary of the Company, since prior to 1993.

Luigi Giroletti

            Mr. Giroletti, age 50, has been Vice President and Director of the Company since prior to 1993. He has also been President and Managing Director of Italiana Luce S.r.l., a designer and distributor of lamps and lighting products, and an operating subsidiary of the Company, since prior to 1993.

Thomas R. Reardon

            Mr. Reardon, age 64, has been a Director of the Company since prior to 1993. He has also been President of Heliochrome Press, commercial printers, since prior to 1993. He was Chairman of the Board and President of The Studley Press, Inc., commercial printers, from prior to 1993 to 1994.

Lewis G. Singer

            Mr. Singer, age 63, has been a Director of the Company since prior to 1993. He has also been Principal and President of G-Seven Ltd., furniture manufacturers, since 1994. From prior to 1993 to 1994 he was Principal of Thomas
C. Baer, Inc. (now Coro Services Inc.), a furniture management consulting firm, and has acted as a consultant thereto since 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock. Such persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed.

            To the Company's knowledge, based solely on representations made to the Company that no such reports were required in respect of the fiscal year ended December 31, 1997, no filings under Section 16(a) were required by its officers, directors and greater than ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation earned by each of the executive officers of the Company for services rendered during each of the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

Name and Principal
 Position                          Year             Salary               Bonus
------------------                 ----            --------              -----

Michel F. Leemans (1)              1997            $ 25,800                -
 President and Chief               1996             135,049                -
 Executive Officer                 1995             141,357                -

Keith G. Frey                      1997            $110,000                -
 Vice President, Finance           1996             146,667                -
 and Administration                1995             146,667                -

Luigi Giroletti (2)                1997            $189,816                -
 Vice President                    1996             212,932                -
                                   1995             196,265             $65,799

----------
(1) All such compensation was paid to Sofinance S.r.l., an investment banking firm of which Michel F. Leemans is a director.

(2) The salary paid to Luigi Giroletti in the years ended December 31, 1997, 1996 and 1995 included $52,467, $63,867 and $64,667, respectively, paid in U.S. dollars. Such payments were in addition to the base salary provided for in the services agreement of Mr. Giroletti with Italiana Luce (see "Certain Relationships and Related Transactions" below for a description of the services agreement). All other compensation paid to Mr. Giroletti was paid in lire and has been converted at the weighted average exchange rates for the respective years, namely, Lit. 1,689 in 1997, 1,543 in 1996 and Lit. 1,627 in 1995.

            The Company has no pension, profit sharing, stock option, stock purchase or other employee benefit plans.

            The Company makes available certain additional benefits to certain of its executive officers. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer which cannot be precisely ascertained but which is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each of the executive officers named in the Summary Compensation Table, is not included in such table.

Compensation of Directors

            The Company pays its directors who are not employees of the Company a querterly fee of $1,600, plus $120 and out-of-pocket expenses for attending each meeting of the Board of Directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth, as of April 13, 1998, the total number of shares of Common Stock beneficially owned, and the percent so owned, by each director of the Company, by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), by the Company's chief executive officer and the Company's other executive officers during the fiscal year ended December 31, 1997 and by all directors and executive officers as a group. The number of shares owned are those "beneficially owned," as determined under the rules of the Securities and Exchange Commission, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any share of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security, or pursuant to the automatic termination of power of attorney or revocation of trust, discretionary account or similar arrangement.

                                        AMOUNT AND NATURE        PERCENT
                                          OF BENEFICIAL             OF
NAME                                        OWNERSHIP             CLASS
----                                    -----------------        -------

Michel F. Leemans
 400 Long Beach Boulevard
 Stratford, CT 06497 .............         39,653,861(1)           51.6%
Keith G. Frey
 400 Long Beach Boulevard
 Stratford, CT 06497 .............         39,654,045(2)           51.6%
Luigi Giroletti
 400 Long Beach Boulevard
 Stratford, CT 06497 .............         39,653,861(1)           51.6%
Itamlight S.A
 3 rue Nicolas Adames
 L-114 Luxembourg ................         39,653,861              51.6%
Einar Paul Robsham
 P.O. Box 5151
 Cochituate, MA 01778 ............          5,099,116               6.6%

All directors and executive
 officers as a group (five
 persons).........................         39,654,045              51.6%

----------
(1) Represents 39,653,861 shares owned by Itamlight S.A., a Luxembourg corporation ("Itamlight"). Messrs. Leemans, Frey and Giroletti are the sole shareholders of Itamlight.
(2)   Includes 39,653,861 shares owned by Itamlight.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Italiana Luce has entered into a services agreement with Luigi Giroletti. The current term of the services agreement expires December 31, 1998. The agreement may be extended for such additional periods and on such terms as may be mutually agreed upon. The services agreement provides for a salary, payable in lire, which is subject to annual increases based on the ISTAT index (i.e. the Italian cost of living index). Mr. Giroletti's salary under the services agreement was Lit. 232,000,000 in 1997 ($137,349 when converted at the 1997 weighted average exchange rate), and Lit. 230,000,000 in 1996 ($149,065 when converted at the 1996 weighted average exchange rate).

            For the years ended December 31, 1997 and 1996, the Company paid $25,800 and $135,049, respectively, plus out-of-pocket expenses, for consulting services to Sofinance S.r.l., an investment banking firm of which Michel Leemans is a director.

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

Dated: April 29, 1998

                                       IL INTERNATIONAL INC.


                                       By /s/ Michel F. Leemans
                                          --------------------------------------
                                          Michel F. Leemans
                                          President and Chief
                                          Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 1998                  By /s/ Michel F. Leemans
                                          --------------------------------------
                                          Michel F. Leemans
                                          President and Chief
                                          Executive Officer

Dated: April 29, 1998                  By /s/ Keith G. Frey
                                          --------------------------------------
                                          Keith G. Frey
                                          Chief Financial and
                                          Accounting Officer,
                                          Vice President, Finance and
                                          Administration, and
                                          Director


Dated: April 29,  1998                 By       ****
                                          --------------------------------------
                                          Luigi Giroletti
                                          Vice President and Director


Dated: April 29,  1998                 By       ****
                                          --------------------------------------
                                          Thomas R. Reardon
                                          Director


Dated: April 29,  1998                 By       ****
                                          --------------------------------------
                                          Lewis G. Singer
                                          Director


                                  **** By  /s/ Keith G. Frey
                                          --------------------------------------
                                          Keith G. Frey
                                          Attorney-in-Fact

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                          Index to Financial Statements

            The following consolidated financial statements of the Company and its subsidiaries are submitted herewith in response to Item 7 and Item 13(a)(1):

                                                                           Page
                                                                          Number
                                                                          ------

Report of Grant Thornton LLP,
  Independent Certified Public Accountants ..............................   28

Consolidated Balance Sheets
  - December 31, 1997 and 1996 ..........................................   29

Consolidated Statements of Operations
  - For the Years Ended
      December 31, 1997 and 1996 ........................................   30

Consolidated Statement of Stockholders' Equity
  - For the Years Ended
      December 31, 1997 and 1996 ........................................   31

Consolidated Statements of Cash Flows
  - For the Years Ended
      December 31, 1997 and 1996 ........................................   32

Notes to Consolidated Financial Statements
  - December 31, 1997 and 1996 ..........................................   33

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

            The Company has determined that it is no longer a going concern. However, it has not valued the individual assets and liabilities on a liquidation basis because of the pending sale of the Company as described in
Note 21, which is expected to result in the recovery of the net asset value. This conclusion is further supported by a valuation of the Company by Marshall & Stevens, Incorporated.


GRANT THORNTON LLP

New York, New York
March 1, 1998 (except for Footnotes 1[B] and 21, as to which the date is March
              5, 1998)

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

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                     Years Ended December 31,
                                                       1997             1996
                                                  ------------     ------------

Net sales                                         $  8,230,730     $  9,735,494
Cost of sales                                        4,956,243        5,687,962
                                                  ------------     ------------

Gross profit                                         3,274,487        4,047,532
Selling, general and
  administrative expenses                            3,408,336        4,596,947
Write-down of fixed assets                             380,000               --
Restructuring charge                                        --          165,000
                                                  ------------     ------------

Operating loss                                        (513,849)        (714,415)

Other income (expense):
 Interest income                                        20,594           15,323
  Interest expense                                    (109,398)        (108,819)
                                                  ------------     ------------

Loss before income taxes                              (602,653)        (807,911)
Income taxes                                            30,656          321,714
                                                  ------------     ------------

Net loss                                          $   (633,309)    $ (1,129,625)
                                                  ============     ============

Loss per common share - basic and diluted         $    (0.0082     $    (0.0147)
                                                  ============     ============

Weighted average number
  of common shares outstanding:                     76,821,384       76,821,384
                                                  ============     ============


The accompanying notes are an integral part of these statements.

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                     Years ended December 31, 1997 and 1996

                                          Common Stock                                   Foreign
                               -------------------------   Additional                    currency                         Total
                                 Number          Par         paid-in      Retained      translation     Treasury      stockholders'
                                of shares       value        capital      earnings      adjustment        stock          equity
                               -----------   -----------   -----------   ----------     -----------    -----------    -------------
Balance at January 1, 1996      79,375,497   $   793,755   $ 2,228,571   $   661,982    $  (423,543)   $   (63,853)   $ 3,196,912

Net loss for the year
  ended December 31, 1996               --            --            --    (1,129,625)            --             --     (1,129,625)
Utilization of deferred
  tax benefits not recorded
  as of the Effective Date              --            --           844            --             --             --            844
Unrealized foreign currency
  translation adjustment                --            --            --            --        117,584             --        117,584
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1996    79,375,497       793,755     2,229,415      (467,643)      (305,959)       (63,853)     2,185,715

Net loss for the year
  ended December 31, 1997               --            --            --      (633,309)            --             --       (633,309)
Utilization of deferred
  tax benefits not recorded
  as of the Effective Date              --            --        18,696            --             --             --         18,696
Unrealized foreign currency
  translation adjustment                --            --            --            --       (241,290)            --       (241,290)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1997    79,375,497   $   793,755   $ 2,248,111   $(1,100,952)   $  (547,249)   $   (63,853)   $ 1,329,812
                               ===========   ===========   ===========   ===========    ===========    ===========    ===========


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

(1B) Basis of Presentation

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the years ended December 31, 1997 and 1996, the Company experienced declining sales and decreasing margins which resulted in operating losses of $513,849 and $714,415, respectively.

            In early 1997, management implemented a plan it had developed in the prior year to revise its operating and

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
financial requirements. Actions taken included termination of one-third of the Company's workforce in Italy; reduced compensation for the Company's officers and directors; elimination of approximately 13,000 square feet of warehouse space in Italy; and close out of many of the Company's slower selling products. Despite these significant steps which it is estimated resulted in annual savings of approximately $500,000, the Company reported another loss in 1997.

            In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. Except for the write-down of fixed assets (see Note 5), the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(5) Write-Down of Assets

            In accordance with SFAS 121 and in connection with the proposed sale of substantially all of its assets, the Company wrote down the value of its fixed assets and intangibles by $380,000 in 1997 to reflect the estimated net proceeds from the liquidation of the fixed assets not being acquired by Nemo (see Notes 1(B) and 21), as follows:

                                                  Plant and
                                                  Equipment          Intangibles
                                                  ---------          -----------

Net book value prior
    to write-down                                 $ 556,525          $   5,522
Write-down                                         (374,478)            (5,522)
                                                  ---------          ---------

                                                  $ 182,047          $      --
                                                  =========          =========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

            The carrying amount of the fixed assets at December 31, 1997 represents fair value less cost to sell.

            The carrying value of assets to be sold to Nemo and assets to be sold under the liquidation plan at December 31, 1997 are:

                                                                 Cash and cash
                                                                equivalents and
                                                 Assets to        assets to be
                                                  be sold          sold under
                                                  to Nemo       Liquidation Plan
                                                 ---------      ----------------

Total assets
 at December 31, 1997
  at historical value                           $ 1,926,329       $ 3,124,386
Write-down                                               --          (380,000)
                                                -----------       -----------

Total assets
 at December 31, 1997
  at carrying value                             $ 1,926,329       $ 2,744,386
                                                ===========       ===========

            Included in "Cash and cash equivalents and assets to be sold under Liquidation Plan" at December 31, 1997 are cash and cash equivalents of $557,115.

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

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(7) Other Current Assets

            Other current assets consist of the following:

                                                              December 31,
                                                         1997             1996
                                                       --------         --------
Advances                                               $ 96,834         $156,226
Credit notes receivable                                  33,285            1,307
Prepaid rent                                             28,641            2,347
Catalogs                                                 28,423           79,857
Tax refunds                                              27,414           40,073
Miscellaneous prepaid expenses                           13,158           13,588
Product development costs                                 6,640           18,672
Interest receivable                                         512           27,495
Other                                                     3,953           29,228
                                                       --------         --------

                                                       $238,860         $368,793
                                                       ========         ========

(8) Plant and Equipment

            Plant and equipment consist of the following:

                                                           December 31,
                                                     1997               1996
                                                 -----------        -----------

Leasehold improvements                           $    39,470        $    42,204
Machinery and equipment                            1,773,785          1,889,472
Furniture and fixtures                                12,229             14,103
                                                 -----------        -----------

                                                   1,825,484          1,945,779
Less accumulated depreciation
  and amortization                                (1,643,437)        (1,170,250)
                                                 -----------        -----------

                                                 $   182,047        $   775,529
                                                 ===========        ===========

            Amortization of capitalized leases amounted to $28,354 in 1997 and $39,077 in 1996.

            All fixed assets acquired prior to December 1, 1991 have been recorded at their approximate fair value in accordance with Fresh Start Accounting (see Note 3).

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

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
                                                     ==========       ==========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

(11) Long-term Debt

            Long-term debt consists of the following:

                                                            December 31,
                                                        1997             1996
                                                      --------         --------

Capitalized leases (see Note 14)                      $ 25,848         $ 65,746
Less current installments                              (16,255)         (35,642)
                                                      --------         --------

                                                      $  9,593         $ 30,104
                                                      ========         ========

            As of December 31, 1997, long-term debt, including current installments, matures as follows:

            1998                                                       $ 16,256
            1999                                                          7,817
            2000                                                          1,775
                                                                       --------

                                                                       $ 25,848
                                                                       ========

            Cash paid for interest was $98,378 in 1997 and $104,313 in 1996.

(12) Income Taxes

            The Company and its domestic subsidiaries file a consolidated Federal income tax return. Income tax expense is computed on the basis of financial statement loss before income taxes as follows:

                                                Years Ended December 31,
                                                  1997             1996
                                               ---------        ---------

Domestic                                       $  63,050        $  30,917
Foreign                                         (665,703)        (838,828)
                                               ---------        ---------

                                               $(602,653)       $(807,911)
                                               =========        =========

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

            The income tax provision consists of:

                                                      Years Ended December 31,
                                                       1997               1996
                                                     --------           --------

Current tax expense
   Federal                                           $ 18,696           $     --
   State                                                2,833              3,276
   Foreign                                              9,127            318,438
                                                     --------           --------

                                                     $ 30,656           $321,714
                                                     ========           ========

            Deferred tax assets are comprised of the following:

                                                          December 31,
                                                     1997               1996
                                                 -----------        -----------

Operating loss carryforwards
  Pre-reorganization                             $   763,635        $   635,835
  Post-reorganization                                582,366            428,298
Write-down of fixed assets                           202,160                 --
Bad debt allowances                                  139,367            146,443
Product warranty reserves                             54,043             51,720
Inventory reserves                                    55,609             43,889
Other                                                 12,916             54,518
                                                 -----------        -----------

     Gross deferred tax assets                     1,810,096          1,360,703
     Valuation allowance                          (1,810,096)        (1,360,703)
                                                 -----------        -----------

                                                 $        --        $        --
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

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

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

            As of December 31, 1997, pre-reorganization tax assets remaining unrecorded and potentially available to reduce future tax liabilities amounted to approximately

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

$1,901,000, of which $1,787,000 related to tax loss carryforwards ($1,221,000 in the United States with an expiration date of 2006 and $566,000 in Italy with expiration dates between 1998 and 2002).

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

            Future minimum lease payments for leases as of December 31, 1997 were as follows:

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

Year ending                                            Capital         Operating
December 31,                                           Leases            Leases
------------                                           ------            ------

   1998                                               $ 18,823          $171,653
   1999                                                  8,769            98,416
   2000                                                  1,775            98,416
   2001                                                     --            98,416
   2002 and thereafter                                      --           196,833
                                                      --------          --------

Total minimum lease payments                            29,367          $663,734
                                                                        ========

Less amounts representing
  interest at an effective
  annual rate of 9.50%                                  (3,519)
                                                      --------

Present value of minimum
  lease payments                                      $ 25,848
                                                      ========

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

                               Index to Exhibits*

                                                                            Page
                                                                            ----

2.1      Amended Plan of Reorganization of Chartwell                         --
         Group Ltd. and CGL Finance, Inc. dated
         August 16, 1991 (the "Amended Plan of
         Reorganization") (incorporated by reference to Exhibit 2.1 to Chartwell's Current
         Report on Form 8-K dated November 6, 1991)

2.2      Order confirming Amended Plan of                                    --
         Reorganization dated November 6, 1991
         (incorporated by reference to Exhibit 2.2 to Chartwell's Current Report on Form 8-K dated November 6, 1991)

2.3      Notice of Entry of Order Confirming Amended                         --
         Plan of Reorganization, and Discharge,
         dated November 6, 1991 (incorporated by
         reference to Exhibit 2.3 to Chartwell's
         Current Report on Form 8-K dated November 6,
         1991)

3.1      Certificate of Incorporation of the Company                         --
         as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Current
         Report on Form 8-K dated November 27, 1991)

3.2      By-Laws of the Company, as amended to date                          --
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

                                                                            Page
                                                                            ----

21       Subsidiaries of the Registrant                                      53

24       Power of Attorney (see "Power of Attorney"                          --
         in Form 10-KSB)