Form 10QSB
period 1998-03-31
IL INTERNATIONAL INC
filed 1998-05-13
CIK 790230

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

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

                                 (203) 378-4000
                           ---------------------------
                           (Issuer's telephone number)

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

As of May 12, 1998: 79,375,497 shares of Common Stock, $.01 par value

Transitional Small Business Disclosure Format (Check one:)

                            Yes |_|        No |X|

                               Page 1 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      March 31,     December 31,
                                                         1998           1997
                                                     -----------    -----------
                   ASSETS
Current assets:
  Cash and cash equivalents                          $   199,035    $   557,115
  Trade accounts receivable, net                       1,908,296      1,834,331
  Inventories, net                                     1,901,757      1,801,817
  Other current assets                                   163,864        238,860
                                                     -----------    -----------

     Total current assets                              4,172,952      4,432,123

Plant and equipment, net                                 268,827        182,047
Other assets                                              55,166         56,545
                                                     -----------    -----------

     Total Assets                                    $ 4,496,945    $ 4,670,715
                                                     ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                    $   779,153    $   920,961
  Current installments of long-term debt                  12,856         16,255
  Accounts payable                                     1,061,443      1,058,652
  Income taxes payable                                    10,832            660
  Other accrued liabilities                            1,717,474        999,213
                                                     -----------    -----------

     Total current liabilities                         3,581,758      2,995,741

Long-term debt, excluding current installments             7,521          9,593
Other liabilities                                             --        335,569
                                                     -----------    -----------

     Total Liabilities                                 3,589,279      3,340,903
                                                     -----------    -----------

Stockholders' equity:
 Common stock, $.01 par value per share;
   authorized 100,000,000 shares;
     issued 79,375,497 shares                            793,755        793,755
 Additional paid-in capital                            2,251,193      2,248,111
 Retained earnings                                    (1,502,587)    (1,100,952)
 Accumulated other comprehensive income                 (570,842)      (547,249)
 Treasury stock at cost
   - 2,554,113 common shares                             (63,853)       (63,853)
                                                     -----------    -----------

     Total stockholders' equity                          907,666      1,329,812
                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity      $ 4,496,945    $ 4,670,715
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.


                               Page 2 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                            and Comprehensive Income
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       1998            1997
                                                   ------------    ------------
Net sales                                          $  2,001,440    $  2,317,322
Cost of sales                                         1,185,843       1,369,708
                                                   ------------    ------------

Gross profit                                            815,597         947,614
Selling, general and administrative expenses            891,003         900,514
Termination benefits (see Note 6)                       285,000              --
                                                   ------------    ------------

Operating income (loss)                                (360,406)         47,100

Other income (expense):
  Interest income                                           985           2,482
  Interest expense                                      (27,337)        (31,571)
                                                   ------------    ------------

Profit (loss) before income taxes                      (386,758)         18,011
Income taxes                                             14,877           3,333
                                                   ------------    ------------

Net income (loss)                                      (401,635)         14,678

Other comprehensive loss (see Note 9):
  Foreign currency translation adjustments              (23,593)       (176,983)
                                                   ------------    ------------

Other comprehensive loss before taxes                   (23,593)       (176,983)
Income taxes on other comprehensive loss                     --              --
                                                   ------------    ------------

Other comprehensive loss                                (23,593)       (176,983)
                                                   ------------    ------------

Comprehensive loss                                 $   (425,228)   $   (162,305)
                                                   ============    ============


Earnings (loss) per common share
 - basic and diluted

   Net income (loss)                               $     (0.005)   $     0.0002
                                                   ============    ============


Weighted average number of
  common shares outstanding:                         76,821,384      76,821,384
                                                   ============    ============


See accompanying notes to condensed consolidated financial statements.


                               Page 3 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                           1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                      $(401,635)   $  14,678

  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                           43,496       79,654
    Other                                                    3,082      (61,610)

    Change in net assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                         (119,026)     269,730
        Inventories                                       (137,566)     168,256
        Other current assets                                69,936       26,669
        Other long-term assets                                  --          702
      Increase (decrease) in:
        Accounts payable                                    (2,479)     181,329
        Income taxes payable                                10,562        2,238
        Other accrued liabilities                          396,581     (244,586)
                                                         ---------    ---------

  Net cash provided by (used in)
    operating activities:                                 (137,049)     437,060
                                                         ---------    ---------

Cash flows from investing activities:
  Additions to plant and equipment, net                    (94,843)    (143,989)
                                                         ---------    ---------

  Net cash used in investing activities                    (94,843)    (143,989)
                                                         ---------    ---------

Cash flows from financing activities:
  Increase (decrease) in short-term debt                  (114,513)      40,572
  Payments of long-term debt                                (5,042)      (7,781)
                                                         ---------    ---------

  Net cash provided by (used in)
    financing activities                                  (119,555)      32,791
                                                         ---------    ---------

Effect of exchange rate changes on cash                     (6,633)     (28,496)
                                                         ---------    ---------

Net increase (decrease) in cash
  and cash equivalents                                    (358,080)     297,366
Cash and cash equivalents at beginning of year             557,115      324,298
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 199,035    $ 621,664
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $  29,026    $  23,399
    Income taxes                                             1,242        1,103

See accompanying notes to condensed consolidated financial statements.


                               Page 4 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1998


NOTE 1 - Background and Nature of Business

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

      As more fully described in Note 10, on March 5, 1998, the Company signed a conditional agreement to sell substantially all of its assets to Nemo S.r.l., an Italian corporation ("Nemo").


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

      In early 1997, management implemented a plan to revise its operating and financial requirements. Actions taken included termination of one-third of the Company's workforce in Italy; reduced compensation for the Company's officers and directors; elimination of approximately 13,000 square feet of warehouse space in Italy; and close out of many of the Company's slower selling products. Despite these significant steps which are estimated to have resulted in annual savings of approximately $500,000, the Company reported another loss in 1997.


                               Page 5 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1998
                                   (Continued)


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

      Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

      For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997.


NOTE 3 - Summary of Significant Accounting Policies

  (a) Fresh Start Accounting

      The Company has implemented the accounting for entities emerging from Chapter 11 and reorganization as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants ("Fresh Start Accounting").

  (b) Impairment

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


                               Page 6 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1998
                                   (Continued)


  (c) Earnings (Loss) Per Common Share

      Earnings (loss) per common share is based on 76,821,384 shares of common stock, being the sum of the 79,375,497 shares of common stock issued under the Plan less 2,554,113 shares of common stock held in treasury and has been computed in accordance with Statement of Financial Accounting Standards No 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted earnings
(loss) per share is computed using the weighted average common shares and common equivalent shares outstanding during the period. The Company does not have any common equivalent shares outstanding.

  (d) Information about Capital Structure

      In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," which is effective for financial statements issued for fiscal years ending after December 15, 1997. As the purpose of SFAS 129 was primarily to consolidate certain disclosure requirements previously contained in other pronouncements with which the Company was already in compliance, the adoption of this statement has no effect on the Company's consolidated financial statements.

NOTE 4 - Inventories

              The components of inventory consist of the following:

                                                                       March 31,
                                                                          1998
                                                                      ----------
Raw materials                                                         $  810,135
Work-in-progress                                                         266,824
Finished goods                                                           824,798
                                                                      ----------
                                                                      $1,901,757
                                                                      ==========

NOTE 5 - Write-Down of Assets

      In accordance with SFAS 121 and in connection with the proposed sale of substantially all of its assets, the Company wrote down the value of its fixed assets and intangibles by $380,000 in 1997 to reflect the estimated net proceeds from the liquidation of


                               Page 7 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1998
                                   (Continued)


the fixed assets not being acquired by Nemo (see Notes 1 and 10).

      The carrying amount of the fixed assets at March 31, 1998 represents fair value less cost to sell.

      At March 31, 1998, the carrying value of assets to be sold to Nemo was $2,066,003 and the carrying value of assets to be sold under the plan of liquidation was $2,430,942 (inclusive of $199,035 in cash and cash equivalents)


NOTE 6 - Termination Benefits

      In connection with the proposed sale of substantially all of the assets of the Company (see Notes 1 and 10), management negotiated severance agreements during March 1998 with the twelve employees and four agents in Italy and the three agents elsewhere in Europe whom Nemo has elected not to retain. The cost of such agreements, amounting to approximately $285,000, has been charged against the Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 1998 and is included in other accrued liabilities. This sum is in addition to $333,500 which is included in other accrued liabilities at March 31, 1998 and represents the amount due to employees in respect of their length of service with the Company. At December 31, 1997, this amount was reported as a long-term obligation under other liabilities.


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


NOTE 8 - Pre-Reorganization Tax Benefits

      The Company has available to it certain tax benefits which


                               Page 8 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1998
                                   (Continued)


arose prior to the Effective Date. In view of the uncertainty as to whether the Company would ever produce sufficient taxable income to utilize such benefits, these tax assets were never recorded in the consolidated financial statements as of the Effective Date. Instead, the Company determined that it would report any benefits derived from such tax assets as additions to paid-in capital as they were realized. For the three months ended March 31, 1998 and 1997, $3,082 and $0, respectively, arising from the utilization of such unrecorded assets have been reported as direct additions to paid-in capital.

NOTE 9 - Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity. For the Company, other comprehensive income consists of foreign currency translation adjustments that amounted to charges of $23,593 and $176,983 for the three months ended March 31, 1998 and 1997, respectively. The Cumulative Foreign Currency Translation Adjustment amount previously reported as a separate component of stockholders' equity is now included in Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets. Comprehensive loss for the three months ended March 31, 1998 and 1997 amounted to $425,228 and $162,305, respectively.

NOTE 10 - Sale of Substantially All of the Assets

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

      Nemo has agreed to acquire the goodwill and operations, and certain inventory and fixed assets of the Company for an aggregate estimated purchase price of $4,570,000 (when the estimated proceeds receivable in lire are converted at an exchange rate of

                     IL INTERNATIONAL INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              As at March 31, 1998
                                   (Continued)


Lit. 1,800). The Company intends to collect its receivables outstanding at the date of closing and to liquidate the inventoryand fixed assets which Nemo has elected not to purchase and expects the gross proceeds therefrom will approximate $2,000,000. The Company estimates that it will have to pay approximately $3,400,000 in respect of its liabilities outstanding at the date of closing, severance pay, taxes and expenses associated with the sale and with winding up the affairs of the Company. The ultimate amount of proceeds to be received and liabilities incurred relating to the sale and liquidation of the Company may be significantly different from the amounts stated above. However, management believes that the Company will not incur a loss on such sale and liquidation.


                               Page 10 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


Management's Discussion and Analysis or Plan of Operation:

Results of operations

      The Italian lira exchange rates used for the conversion of the Condensed Consolidated Statements of Income and Comprehensive Income were the weighted average rates of exchange versus the dollar during the respective periods, namely Lit. 1,792 for the three months ended March 31, 1998 and Lit. 1,643 for the comparable period in 1997. Balance sheet items have been converted at the end of period rates of exchange. On March 31, 1998, the spot rate for the lira was Lit. 1,822; at December 31, 1997 it was Lit. 1,768. The effect of these exchange rate fluctuations is (i) to decrease the reported dollar amounts on the income statement for the three months ended March 31, 1998 of the revenues and expenses originally denominated in Italian lire by approximately 9% as compared to those for the quarter ended March 31, 1997 and (ii) to decrease the values on the balance sheet at the end of the current quarter by about 3% as compared to those at December 31, 1997.

      Net sales of the Company for the quarter ended March 31, 1998 were $2,001,440, 13.6% less than net sales of $2,317,322 for the quarter ended March 31, 1997. Adjusting for the exchange rate change, net sales for the quarter ended March 31, 1998 were 8.3% less than in the comparable period in 1997.

      Sales of Italiana Luce, when expressed in lire, decreased 11.3% during the first quarter of 1998, reflecting principally the continued stagnation of Europe's economies.

      Sales of IL USA fell 1.6% compared to the first quarter of 1997 when sales benefited from a major shipment of custom chandeliers from Foscarini for a commercial installation. Excluding this one-time sale, revenue grew 11.5% thanks to strong growth in the Italiana Luce line.

      Gross profit as a percentage of net sales was 40.8% for the quarter ended March 31, 1998, compared to 40.9% for the quarter ended March 31, 1997. The Company continues to discount its products heavily in Europe in an effort to stimulate sales with a consequent negative effect on margins.

      Selling, general and administrative expenses, before a charge of $285,000 in respect of termination benefits for employees and sales agents of the Company not being retained by Nemo (see Note 6), were 44.5% of net sales for the quarter ended March 31, 1998 versus 38.9% for the quarter ended March 31, 1997. The current quarter's expenses include $40,000 for legal and professional fees incurred in connection with the proposed sale of the Company. Excluding charges relating to the proposed sale and adjusting for


                               Page 11 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES
the change in exchange rates, selling, general and administrative expenses for the current quarter were level with those for the comparable period in the prior year.

Liquidity and Capital Resources

      The Company's current major source of financing is its short term lines of credit with certain Italian banks. The lines of credit total Lit. 6.81 billion ($3,738,000 when converted at the end of period rate of exchange) of which Lit.
1.42 billion ($779,153) had been drawn down at March 31, 1998.

      As the Company's financial position continued to deteriorate despite the significant restructuring measures implemented during 1997, management became increasingly concerned that its unsecured lines of credit might be withdrawn by the lenders without notice. For this and other reasons, a decision was taken in late February 1998, upon the consent of the majority stockholder, to sell substantially all of the assets of the Company to Nemo. See Footnotes (1) and
(10) for further discussion.

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


                               Page 12 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (b) Reports on Form 8-K

            On March 10, 1998, the Company filed a Current Report on Form 8-K in connection with a press release announcing that the Company had entered into an agreement to sell substantially all of its assets to Nemo S.r.l.

            The Company has not filed any other reports on Form 8-K during the quarter ended March 31, 1998.


                               Page 13 of 14 pages

                     IL INTERNATIONAL INC. AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IL INTERNATIONAL INC.
                                              (Registrant)



    May 12, 1998                          By  /s/ Keith G. Frey
                                             -------------------------
                                             Keith G. Frey
                                             Vice President, Finance and
                                             Administration and Chief
                                             Financial Officer


                              Page 14 of 14 pages